Form 10KSB
period 1996-03-31
NEW PARADIGM SOFTWARE CORP
filed 1996-07-01
CIK 933733

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                  FORM 10-KSB

(Mark One)

__X__Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange
     Act of 1934 (Fee required)

     For the Fiscal Year Ended March 31, 1996

_____Transition report under Section 13 or 15(d) of the Securities Exchange Act of 1934 (No fee required)

For the transition period from ____________ to ____________

Commission File Number ___0-26336___

__________________________New Paradigm Software Corp.________________________
               (Name of Small Business Issuer in Its Charter)

____________NEW YORK___________               ________13-3725764________
(State or Other Jurisdiction of                    (I.R.S. Employer
 Incorporation or Organization)                   Identification No.)


___335 Madison Avenue, 11th Fl. New York, NY___         ___10017___
   (Address of Principal Executive Offices)              (zip code)

_______________________________(212) 557-0933______________________________
            (Registrant's telephone number, including area code)

      Securities registered pursuant to Section 12(b) of the Exchange Act:

___________________________________________________________________________
                               (Title of Class)

  Securities Registered under Section 12(g) of the Exchange Act:

____________________Common Stock, par value $.01 per share__________________
                               (Title of Class)

______________________________Redeemable Warrants___________________________
                               (Title of Class)

Check whether the issuer (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirement for the past 90 days.

Yes__X__   No_____

Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained within this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this form 10-KSB

Yes_____   No_____

State the issuer's revenues for its most recent fiscal year. ___$425,952___

The aggregate market value of Common stock held by non-affiliates of the Registrant based on the closing [sale] price on the Nasdaq SmallCap Market on June 28, 1996 was $4,395,328.


             APPLICABLE ONLY TO REGISTRANTS INVOLVED IN BANKRUPTCY
                   PROCEEDINGS DURING THE PRECEDING FIVE YEARS

Indicate by check mark whether the Registrant has filed all documents and reports required to be filed by Section 12, 13, or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a Court.

Yes_____   No__X__Not Applicable


                    APPLICABLE ONLY TO CORPORATE REGISTRANTS

At June 28, 1996 there were an aggregate of 2,446,729 shares of Common Stock of the Registrant outstanding.


                       DOCUMENTS INCORPORATED BY REFERENCE

None

Transitional Small Business Disclosure Format (check one)

Yes_______   No______



                                 TABLE OF CONTENTS

           ITEM                                                     PAGE

4PART I

           1.   Description of Business                                4

           2.   Description of Property                               14

           3.   Legal Proceedings                                     14

           4.   Submission of Matters to a Vote of Security Holders   14

PART II

          5.   Market for Registrant's Common Equity and Related
               Stockholder Matters                                    15

          6.   Management's Discussion and Analysis of Financial
               Condition and Results of Operations                    15

          7.   Financial Statements                                   19

          8.   Changes in and Disagreements with Accountants
               On Accounting and Financial Disclosure                 19

PART III

          9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the
               Exchange Act                                           20

          10.  Executive Compensation                                 22

          11.  Security Ownership of Certain Beneficial Owners
               and Management                                         25

          12.  Certain Relationships and Related Transactions         27

PART IV

          13.  Exhibits and Reports on Form 8-K                       29




                                    PART I

Item 1.  Description of Business

General

New  Paradigm  is  engaged  in the  development,  marketing, licensing and support of its COPERNICUS (a Registered Trademark)
software for large-scale computer users. Most large organizations have many different computer systems. The need to pass information among  those often incompatible systems is growing  rapidly.
Passing  information  among disparate  computer  systems  is called  "systems integration." COPERNICUS automates  systems integration by converting the data entered into or generated by  one  program or system into the form needed  by  another program  or system. The Company believes that its  customers can  achieve systems integration using COPERNICUS in a  more timely  and cost-effective way than the traditional approach of  writing  custom  software on a  case-by-case  basis.  An application  for  a United States patent  on  COPERNICUS  is
pending.   See  "Description  of  Business  --  Intellectual
Property Rights."

COPERNICUS replaces the laborious construction of custom systems integration programs with a method of systems integration that is activated by pointing and clicking a "mouse" in the same manner as with widely used consumer and business software programs. The Company believes COPERNICUS can bring improvements in productivity to systems integration comparable to those produced by using a personal computer spreadsheet to replace manual calculations.

The Company is marketing COPERNICUS to large-scale computer users, both directly with its own sales force and indirectly through systems integrators and other software vendors. Systems integrators may market COPERNICUS in connection with their services, and software companies may act as value-added resellers ("VARs") of COPERNICUS by incorporating it into their own software products. Royalties from VARs are based on sales of their products. COPERNICUS will allow a VAR's software and its customers' software to work together. The Company has entered into the following agreements to license or distribute COPERNICUS (see "Description of Business -- COPERNICUS" and "-- Marketing and Distribution -
- - - COPERNICUS.")


     - License agreements with Marriott International, Inc., and its subsidiaries and affiliates (collectively "Marriott"), New York Life Insurance Company, Transquest Information Solutions ("Transquest"), Massachusetts Institute of Technology ("MIT"), Bell Atlantic and the Canadian Imperial Bank of Commerce ("CIBC"). These agreements permit the above named entities to use COPERNICUS. The fees collected from these licenses vary depending on the scope of the license.

     - An agreement to distribute COPERNICUS in Canada with New Venture Technologies Ltd., a software reseller and systems integration consulting company, an agreement with EXEL to distribute COPERNICUS in the United Kingdom and an agreement with Rivergate Technologies to distribute COPERNICUS for the Company worldwide

     - A License with Praxis International, Inc. ("Praxis")
     to   incorporate  COPERNICUS  into  its  OmniReplicator
     (a Trademark) software product, which is designed to permit the duplication of databases on different types of computer systems.


COPERNICUS derives its productivity gains from the use of an innovative, proprietary approach to developing computer programs (the "New Paradigm Architecture"). The Company plans to develop other software ("New Paradigm Applications") by building software for, and acquiring existing software and adapting it to, the New Paradigm
Architecture. Management believes that future New Paradigm Applications, which could be modified by pointing and clicking a mouse as with COPERNICUS, will continue to be easier to adapt to meet changing business requirements than programs created using traditional means.

The Company's strategic objective is to establish the New Paradigm Architecture as a widely accepted approach to developing software for large organizations. The New Paradigm Architecture is designed so that once a customer has installed COPERNICUS, or any other New Paradigm Application, that customer will be able to perform additional tasks by purchasing or developing discrete new add-on software components. The Company believes that it can generate significant revenue by developing these software components for license to users of COPERNICUS or other New Paradigm Applications. The Company does not expect to be the exclusive source of this additional software and will encourage its development by customers or other software vendors in order to widen the acceptance of the New Paradigm Architecture. No add-on software components are now available. One of the Company's strategies to attempt to achieve rapid growth and acceptance of the New Paradigm Architecture is predicated upon the acquisition of one or more software products into which the New Paradigm Architecture could be incorporated or software companies which could incorporate the New Paradigm Architecture into their software products. There is no current agreement, arrangement or understanding relating to any acquisition. See "Description of Business -- Marketing and Distribution -
- - - New Paradigm Architecture."

The Company has also established two subsidiaries, New Paradigm Commerce Inc. ("NPC"), formally New Paradigm Golden-Link which provides electronic data
interchange   ("EDI")  services (the conveying  of  business
documents electronically,) and New Paradigm Inter-Link, Inc., which was created to research and develop commercial applications for the Internet.

History

The  New  Paradigm Architecture and COPERNICUS were invented by  John Brann, a director, former officer and consultant of the  Company, prior to his employment with the  Company  and
prior   to   his  earlier  employment  with  to   Management
Technologies, Inc. ("MTI"). Mr. Brann assigned all of his right, title and interest in and to COPERNICUS and the New Paradigm Architecture to Lancer Holdings Inc. ("Lancer"), formerly called Mark Blundell & Associates, Inc., a New York corporation controlled by John Brann and Mark Blundell, who is a director and principal executive officer of the Company. Lancer was formed in July 1992. Pursuant to a license agreement dated as of January 13, 1993, Lancer granted to MTI, where both John Brann and Mark Blundell were
then    employed,   a   license   to   distribute   software
incorporating the New Paradigm Architecture to banks on an exclusive basis and to distribute such software to other
customers   on  a  non-exclusive  basis.  MTI   funded   the
development   of  a  prototype  of  COPERNICUS   and   began
conducting several pilot programs in the banking industry.

The Company was organized in July 1993 to further develop the New Paradigm Architecture and to develop and market products outside the banking industry. The Company was initially capitalized by Lancer.

In  connection with the formation of the Company both Lancer and MTI transferred their licenses to the Company and the Company granted to MTI a non-exclusive license to distribute software incorporating the New Paradigm Architecture to
banks.   John  Brann  and  Mark  Blundell  became  executive
officers  of  the  Company and the  infrastructure  and  the support  for  the  New  Paradigm Architecture  and  any  New
Paradigm Applications were transferred from MTI to the Company. As a part of a strategic shift in MTI's operations,
MTI determined in August 1994 to cease marketing products using the New Paradigm Architecture and MTI's remaining
license  was  terminated.  The  Company  acquired  the   New
Paradigm    Architecture   and   COPERNICUS   and    related
intellectual property rights from Lancer as of March 22, 1995. Neither Lancer nor MTI retains any rights to the New Paradigm Architecture or COPERNICUS. See "Certain Relationships and Related Transactions."

On October 9, 1995 the Company acquired from Electric Magic Company Netphone product, which permits users of Macintosh (a Registered Trademark) to conductworldwide long distance telephone conversations over the Internet. While the acquisition of
Netphone  was  not part of the Company's strategic  goal  of broadening the New Paradigm Architecture, it represented  an opportunity to acquire a functional product in the expanding
Internet  market.  The Company subsequently received an offer from  the  Camelot Corporation ("Camelot") to acquire  these assets  from  the Company for a package of  stock  and  cash comparable to the acquisition price paid by the Comapany and an agreement to pay the Company a royalty for each unit sold by Camelot in the future.  This allows the Company to benefit from any success
Netphone may experience from the wider distribution  of  the
product   through   CamelotOs  existing   retail   marketing
channels. There can be no assurance that the Company will receive any significant revenues from this royalty arrangement.

NPC began operations in May 1995. NPIL began operations December 1995.

Market Need For COPERNICUS

Over   the  past  30  years,  business  organizations   have
installed numerous independently developed software programs to accomplish a myriad of business and other tasks. Often,
these   various  programs  were  not  designed  to  exchange
information   with  other  programs.  With  the   increasing
reliance   of   businesses   on   computer   systems,   this
incompatibility   has   become   a   significant    problem,
particularly for large organizations with multiple computer systems that need to be linked. This problem has been exacerbated by the proliferation over the past several years of personal computers and relatively inexpensive and easy-to-use business software products, which are often incompatible with existing software and with each other.

As a result, a flexible and cost-effective means of achieving systems integration or interoperability (that is, the integration of disparate computer programs, whether on the same or different hardware) has become vital to many large organizations, particularly those that have sizable amounts invested in established computer systems. Interoperability permits new (often, "off-the-shelf") software to be used together with existing software that would otherwise be incompatible with the new software. The integration of disparate computer systems and programs allows organizations to obtain information in a less time-consuming manner. Interoperability also eliminates the need to enter manually the same data into different computer systems, thereby increasing the accuracy of the information and decreasing the risk of error. According to a survey of 146 United States information systems heads and other business heads published in Computer World in September 1994, 75% of respondents stated that interoperability was either of utmost importance or very important to their organization's future information technology plans.

Traditionally, systems integration has been achieved through the use of custom systems integration software developed by computer programmers on a case-by-case basis. Such custom software translates the data from the first program into a format understood by the second program. For example, one program may interpret the date "05.12.95" as May 12, 1995 while another may interpret it as December 5, 1995. Large organizations typically use systems integration consultants or other programmers to develop and test custom systems integration software. The systems integration consultants or other programmers first must identify precisely the position of, and relationship between, the data to be communicated between the programs. Then, they must develop and test software separately for each pair of programs to be linked. In the event of any change in the sending or receiving programs (e.g., to respond to changing business needs), each custom systems integration program linked to the changed
program   would  need  to  be  retested  and,  most  likely,
modified. Thus, as the number of programs needing to be linked increases, the resources required to develop and maintain these links increases as well, and may strain or exceed the ability of systems integration consultants and in-house programmers to maintain the necessary links between programs and to integrate new products into established computer systems.

If the two programs to be linked reside on different computers, it will also be necessary to establish a physical link between the two computers so that each can send and/or receive messages from each other. This physical link is readily achieved by using established commercially available communications products.

The Company believes that using COPERNICUS to achieve systems integration is less costly, less time-consuming and more flexible than using custom software. Although there are commercially available products that translate data for certain specified software packages, unlike COPERNICUS, they require programming to translate data for other software packages. The Company is aware of no other general application product that translates data from one program into a format readily understood by another program without the need to generate code.

COPERNICUS

COPERNICUS is a software product that assists customers to achieve systems integration. The Company believes that customers using COPERNICUS can achieve systems integration in a more timely and cost-effective way than the traditional approach of writing custom systems integration software on a case by case basis. COPERNICUS converts the data input into or generated by one program into the flow of data needed by another program. This is accomplished by first linking COPERNICUS to both programs using established commercially available communications products. Through this link, COPERNICUS can send selected data from one program to any number of other programs. COPERNICUS receives data from the sending program in its normal output format (by printer output, terminal emulation, on-line files, etc.). The data is then converted into the format required by the receiving program for its normal input (by file input, data feed, terminal emulation, etc.). The receiving program can then process the data as if it were its own.

COPERNICUS permits the exchange of data between the programs with little or no new programming and without the need to modify the existing programs. To use COPERNICUS, it is necessary to identify precisely the format of the data generated by the sending program and the data required by the receiving program and the relationship between the data, a process that the Company believes may take up to six months (depending on the complexity of the customer's intended use of COPERNICUS, the documentation and resources supplied by the customer and the number of sites at which COPERNICUS is installed). These same steps would also be required to design custom systems integration software if COPERNICUS were not used. Once this information has been obtained, the user enters this information into COPERNICUS by selecting, with a mouse, from a list of data translation operations on a computer screen. After this initial setup is complete, COPERNICUS can be connected to each program to achieve systems integration.

COPERNICUS differs from software products such as  Momentum-
XIPC (Trademark), IBM MQ-Series (Trademark) and the Covia Communications Integrator (Registered), which allow programmers to build new applications which can communicate with each other (such products are sometimes referred to as "middleware"). COPERNICUS allows existing applications (which were separately constructed without regard to the ability to exchange data with each other) to exchange data. The Company does not believe that COPERNICUS competes with these middleware products, and, in fact, certain of these products are incorporated into COPERNICUS under license from their owners.

COPERNICUS may also be used to facilitate EDI between a computer program at one organization and a program at another organization. In particular, several large apparel retailers require all their suppliers to accept and confirm orders using EDI. See "New Paradigm Commerce."

COPERNICUS  can be installed on many computer  hardware  and operating  system  configurations  or  environments  and  is currently  available for, Windows NT (Registered) , HP-UX (Registered),
Digital  Unix, Solaris (Registered) and   AIX   (Hewlett-Packard's, Digital's,
Sun Microsystems' and IBM's implementations of UNIX). COPERNICUS can  also be installed in other UNIX implementations,  DEC's
VMS (Registered) and  IBM's  OS/2 (Registered), among  others.  COPERNICUS
cannot currently   be  installed  in  all  computer  hardware   and
operating  system configurations ("Computer  Environments").
The   Company  does  not  intend  to  develop  versions   of
COPERNICUS  which can be installed on Computer  Environments that  it  believes will not be profitable (for  example,  on computer  hardware  that it considers to be  obsolete).  The
Company  believes  that  if its customer  does  not  have  a
Computer  Environment in which COPERNICUS can be  installed, an  appropriate  Computer Environment can  be  acquired  for
$20,000  or less, based on currently prevailing prices.  The
Company  believes  that, once installed  in  an  appropriate
computer  environment,  COPERNICUS  can  be  used  to   link
programs residing in any computer environment, including ones in which it cannot be installed.



                   COPERNICUS -- ONE EXAMPLE

                        [INSERT PICTURE]

In the upper left hand corner of the picture is a graphic of a PC network which is running Application A. This application is a Decision Support System which handles room rates and reservations for a hotel chain.

In the lower right hand corner is a graphic of an IBM Mainframe which is running the hotel management property software which is an entirely different application, Application B.

In the center of the picture is an HP-UX computer which is running COPERNICUS. Two bi-directional arrows point from this graphic to the the other two graphics to illustrate COPERNIUCUS' ability to capture, translate, and then pass information between these two disparate applications on differing platforms. It is displayed in the picture that COPERNICUS communicates with the applications over existing network lines.

The foregoing example illustrates how an existing organization with separate systems for hotel reservations and hotel property management integrate the two using COPERNICUS. Each of the systems sits on a different Computer Environment. Data is transferred to COPERNICUS using the customer's existing network. COPERNICUS then formats the data and posts that data to the appropriate system in the appropriate format.

The Company has licensed six direct end-user licensees of COPERNICUS. The fees from the licensing of COPERNICUS vary with the complexity of the customer's intended use of COPERNICUS, the documentation and resources supplied by the customer and the number of sites at which COPERNICUS is installed. The Company currently generates revenue from royalties for product licenses and consulting, training and maintenance fees. Such revenues may be structured as up-front fees, periodic or transaction-based charges or a combination of them. The Company expects that for each complete end-user license of COPERNICUS aggregate royalties and fees paid by each customer will be at least $100,000, making COPERNICUS an appropriate product only for large-scale computer users. There can be no assurance that factors beyond the Company's control such as competition, technological change or customer resistance will not prevent the Company from achieving revenues at this level.

The  Company has signed several different types of  end-user license agreements. COPERNICUS has been licensed to three direct end-users on a per Computer Environment per "site"
basis.  Each  of these licenses is expected to  generate  at least  $100,000  in the first 12 months of operation.
Transquest (a joint venture between AT&T and Delta Airlines), has licensed COPERNICUS on an 'enterprise wide' basis for use in Delta Airlines. This allows Delta to use COPERNICUS on a world wide  basis.  The Company expects this license  to  generate
approximately   $250,000  in  the  first   12   months   and
approximately $500,000 in the next five years. MIT received an educational license of COPERNICUS at reduced fees. In addition MIT undertook certain development tasks for the Company. Bell Atlantic opted to buy a portion of the COPERNICUS product. This license generated $35,000 over the first 12 months.

Each of the Company's end-users currently has entered into a maintenance contract with the Company. Maintenance contracts require annual payments of approximately $15,000 per Computer Environment. The Company expects that such contracts signed with its current users will generate approximately $125,000 in the fiscal year ended March 31, 1997.

The New Paradigm Architecture

The New Paradigm Architecture is an innovative, proprietary method of creating computer programs. It provides the tools necessary to construct a computer program from individual building blocks of computer software, known as "Methods." Methods are designed to handle routine tasks, such as storing and retrieving data from a database, or specific business tasks, such as posting an entry to a ledger, sending a fax or sending an instruction to another computer system. Every New Paradigm Application consists of a database in which the programmer identifies the Methods that make up a New Paradigm Application (the "Metabase") and a control program. By referring to the Metabase, the control program determines which Methods are to be used and the sequence in which they are to be used in the New Paradigm Application. Information in the Metabase may be changed with the use of a mouse in much the same manner as data is manipulated in a spreadsheet or word processing program.

The   Company   believes  that  use  of  the  New   Paradigm
Architecture   offers   the   following   advantages    over
conventional approaches:

     - Methods used and tested while constructing one computer program may be reused in constructing other computer programs, thereby reducing the time necessary to develop and test each new program. This is particularly important when developing large or complex software.

     - New Paradigm Applications are easier to modify to meet changing business requirements than programs created using traditional program development approaches. In many cases, a new function may be added to an existing New Paradigm Application simply by inserting one or more new Methods into the Metabase. The next time the program is run, the control program will include the new Methods. Because Methods can be selectively added, used and reused, an organization can adapt its New Paradigm Applications to its changing needs.

     - Use of the New Paradigm Architecture largely eliminates the need to customize program code for individual users or business organizations. The characteristics unique to the organization are specified in the program description on the Metabase, not in the programs. This ability to customize software without modifying the program code may offer significant cost reduction opportunities to software vendors who often customize their software for each customer.

Once a company has installed one New Paradigm Application, that company can create new programs performing additional business tasks by reusing existing Methods and purchasing or developing additional Methods. The Company intends to market New Paradigm Applications and to develop and market libraries of Methods appropriate to specific business tasks. The Company does not expect to be the exclusive source of Methods and will encourage the development of Methods by customers or other software vendors in order to widen the acceptance of the New Paradigm Architecture.

New Paradigm Commerce

Beginning in May, 1995 the Company has worked to establish a presence in the EDI service center business. As of June  30,
1996, the Company had connections to two dozen providers  of retail goods and services to the public ("Trading Partners")
and  had  signed up greater than 100 suppliers (41 at  March
31,  1996)  to  those  Trading  Partners  ("Suppliers")   as
customers.  This  has given the Company a   growing  monthly
revenue stream (over $15,000 for the month of June 1996), a base of Trading Partners, and a base of Suppliers to whom the Company can market additional EDI services, and the necessary experience to develop new electronic commerce offerings.

Most Suppliers who use the Company's EDI services do so because a Trading Partner will require that all of its Suppliers send all invoices for its products electronically if they are to do business. These Trading Partners are often large corporations and seek to have the maximum possible the expensive handling costs associated with paper based systems. If the Supplier wished to create an EDI capability internally, the Supplier would have to buy EDI software, install that software on an existing or new computer, learn the software, transmit the data generated from the software (by modem or email), develop the proper
EDI format for the Trading Partner selected and test the connection with the Trading Partner with which it is connected. Many Suppliers are not able, or willing, to spend the resources to make the connection to their Trading Partners, particularly where they do business with several different Trading Partners. As a result they often look to outsource their EDI functions. NPC will take the information for the EDI transaction via fax, letter or email and reformat that information and transmit that information in the appropriate EDI format.

NPC is able to offer EDI service at lower cost than most Suppliers would spend internally because after the initial set-up with a Trading Partner involving establishing a connection and developing the proper forms for that Trading Partner, each new Supplier added who wishes to communicate with that Trading Partner requires little additional set up. Setting up a connection with a new Trading Partner usually requires several weeks. The Company intends to use its COPERNICUS software to further reduce the costs of connecting and processing transactions.

NPC charges each Supplier set up fees when the Supplier signs the setup agreement. The set up fees vary for each customer based upon the number of Trading Partners to which the Customer wishes to be connected. A Supplier must be connected to at least one trading partner. Once a Supplier has been set up it is charged a monthly fee for each of the Trading Partners to which it is connected. The customer also is charged for each transaction it wishes processed and for the length of those transactions. Based upon the needs of the Supplier, the Company may also charge fees for storing the Supplier's information on the Company's system and handling the documents. Customer fees have ranged from $25 to several thousand dollars a month. The average customer pays approximately $150 each month.

Marketing and Distribution -- COPERNICUS

The  Company's approach to marketing COPERNICUS  principally consists  of direct marketing to large-scale computer  users
with   multiple  computer  systems,  marketing  to  software
companies  for  inclusion in their products,  and  marketing
through   software  distributors  and  systems   integration
consultants.   The   direct  licensing  of   COPERNICUS   is
significant to the Company both because of the revenue potential of such sales and because such licenses enable the Company to establish a customer base to whom method libraries can be marketed. The Company also believes that such licenses are important at this stage of its develpment because they the Company to demonstrate the efficiency and advantages of COPERNICUS and the New Paradigm Architecture.

Direct Sales to Large Corporations and Other Organizations. COPERNICUS is currently being directly marketed in the United States, to large organizations with multiple computer systems. The Company has entered into six direct end-user license agreements. The Company expects direct sales of Copernicus and maintenance payments by customers of COPERNICUS to be the major source of revenue for the year ending March 31, 1997.

Four pilot projects for COPERNICUS are currently pending for large organizations. Pilot projects have resulted in end-user licenses with Marriott, CIBC, New York Life and Transquest. Two pilot projects undertaken by the Company have been terminated without a license. The pending pilot projects are in the banking, food, shipping and the insurance industries. Pilot projects are expected to last up to six months. The duration of each pilot project depends primarily on the time required to identify precisely the format of, and relationship between, the data to be communicated between the programs. Pilot projects involve installing COPERNICUS at the end-user's site and testing by the end-user, with assistance by the Company, for selected applications or selected portions of applications. Upon successful completion of a pilot project and licensing of
COPERNICUS to an end-user, COPERNICUS would then be installed at one or more sites and undergo acceptance testing by the end-user to assure that COPERNICUS meets specifications set forth in the license agreement for all intended applications by the end-user.

The Company's COPERNICUS product can be sold in connection with other software products such as middleware and database systems. As a result of this the Company cooperates with other vendors in jointly marketing software. In particular the Company is an IBM Solutions Development Partner and
BESTeam member. In addition the Company is an Informix Solution Alliance member. The Company is invited to trade shows where the other software products are featured and the sales representatives of these companies are encouraged to recommend the Company's COPERNICUS product when recommending complete integration solutions. These relationships have proven significant in developing sales leads for direct sales of COPERNICUS.

Software Companies/VAR Agreements. The Company intends to enter into VAR agreements with software companies for which integration is frequently an important marketing issue and a key part of their installation process. These software companies would incorporate COPERNICUS into their software products to achieve interoperability between their products and their customers' existing business software. Under these agreements, a VAR would provide its customers with a limited license to use COPERNICUS solely for the purpose of connecting their existing programs to the software purchased from the VAR. The Company's compensation may include both a fixed annual license fee and a variable license fee based on sales by the VAR. The VARs may conduct pilot projects, independent of the Company, of their software products which incorporate COPERNICUS before licensing such products to their customers. A VAR's decision to conduct a pilot project of its software product is made independently of the Company. The Company believes that a VAR's decision to conduct a pilot project will depend primarily upon customer acceptance of the VAR's software product. The Company would not expect to be involved in a VAR's pilot project.

The Company currently has a VAR agreement with Praxis. Praxis incorporated COPERNICUS into its OmniReplicator product (a product that is designed to permit the duplication of databases on different types of computer systems) that Praxis introduced and began marketing nation-wide in June 1995. The Company has been paid fees of $41,993 by Praxis through March 1996. The Company had also entered into VAR agreements with Financial Performance Corporation and Benson Software Systems Inc. Benson Software Systems, Inc. is no longer a functional company and Financial Performance Company has changed the focus of its business and no longer markets the product into which COPERNICUS was incorporated. The Company received no fees from either of these businesses and does not expect to receive any. These agreements are non-exclusive and their continued existence will not prevent the Company from pursuing other opportunities. The Company is also discussing VAR arrangements with other software companies. The Company believes that its revenues will increase if Praxis and other VARs successfully market their own products. However, there can be no assurance that the development work necessary to incorporate COPERNICUS into a VAR's product can be completed or that any particular level of revenue or market penetration will result from the aforementioned agreements.

Software Distribution Agreements. The Company will seek to develop relationships with potential software distributors, including systems integrators, to distribute COPERNICUS. By using software distributors, the Company hopes to increase its overall revenue and expand its customer base while limiting its sales, marketing and product support expenses. To this end, the Company has entered into distribution agreements with Paxcell Group Inc., EXEL Corporation and Rivergate Systems, Inc.

The Company also intends to enter into distribution agreements with systems integrators to market COPERNICUS to their customers in connection with their services. The Company has granted to one systems integrator in Canada, New Venture Technologies, Ltd. ("NVT"), an exclusive license to market COPERNICUS to end-users in Canada. NVT had agreed to a distribution target of $500,000 for calendar year 1995. To date no revenue has been received from NVT. The Company believes the arrangement has continued potential to generate revenue and discussions are underway between NVT and a number of potential customers. The distribution agreement had an initial term of two years. The Company currently has the right to end the exclusivity of, shorten the term of or terminate the agreement.

There can be no assurance that any particular level of revenue or market penetration will result from any of the aforementioned agreements. There can also be no assurance that the Company can develop relationships, or enter into distribution agreements with, systems integrators. To the extent the Company is unable to do so, it may compete with such systems integrators. See "Development of Business -- Competition."

Marketing and Distribution -- New Paradigm Architecture

Overview. The Company's strategic objective is to establish the New Paradigm Architecture as a widely accepted approach to developing software for large organizations.

At this time, the Company does not intend to market the New Paradigm Architecture directly but rather intends to establish the commercial viability of the New Paradigm Architecture through the sales of New Paradigm Applications such as COPERNICUS. New Paradigm Applications may be developed by the Company or VARs. Other applications may be acquired by the Company and converted to the New Paradigm Architecture.

Once an organization has installed a New Paradigm Application, the New Paradigm Architecture permits that organization to create new programs performing additional tasks by purchasing or developing additional Methods. In the long term, the Company believes that it can generate significant revenue by developing libraries of Methods for license to users of COPERNICUS and any other New Paradigm Applications. However, the Company intends to market additional libraries of Methods only at such time as the New Paradigm Architecture has gained market acceptance. The Company does not expect to be the exclusive source of Methods and will encourage the development of Methods by customers or other software vendors in order to widen the acceptance of the New Paradigm Architecture.

New Product Development. The Company has a second product under development, DARWIN, which is intended to assist businesses with the process of transferring large amounts of data from existing hardware and software environments to new environments. Historically, companies have incurred significant expense in migrating data to new environments. Development of DARWIN is substantially completed; testing and preparation of accompanying documentation, such as manuals, training materials and marketing materials, are in the initial stages. Development of DARWIN is currently not proceeding while the CompanyOs efforts are focused on COPERNICUS. In addition there can be no assurance that development of this product can be completed and, if developed, successfully marketed.

Product Acquisitions. One of the Company's strategies to attempt to achieve rapid growth and acceptance of the New Paradigm Architecture is predicated upon the acquisition of one or more software products into which the New Paradigm Architecture could be incorporated or software companies which could incorporate the New Paradigm Architecture into their software products. The Company will seek to acquire established products utilizing older technologies and convert  these  products to New Paradigm  Applications.  The
Company believes that this will permit it to market New Paradigm Applications and Methods to the established customer base of the acquired products. There is no current agreement, arrangement or understanding relating to any acquisition. The Company receives and expects to continue to receive inquiries as to its interest in acquiring products and companies and forming other possible business combinations. There can be no assurance that the Company will find suitable acquisition candidates or that an acquisition or other business combination can be completed upon terms acceptable to the Company. Additionally, the Company may require significant additional financing to complete any acquisition. There can be no assurance that financing will be available or, if it is available, that it will be available on acceptable terms.

Marketing and Distribution -- Electronic Commerce

NPC receives the majority of its business from references from existing Suppliers and the Trading Partners with whom it links those Suppliers. As the Company signs more Suppliers the Company may expand its existing sales force in this area
and   begin  marketing in trade magazines. The Company  does
not presently intend to increase greatly its sales force in this area. The Company intends to use COPERNICUS to link the internal functions of NPC, to minimize labor, and offer the
services  of  COPERNICUS to both     Suppliers  and  Trading
Partners to link their applications for ease in transmitting
EDI documents.


Research and Development

Since  its  inception, the Company has focused its  internal development  efforts  on COPERNICUS  and  the  New  Paradigm
Architecture.  The  Company  is also  developing  other  New
Paradigm  Applications, including DARWIN. In  addition,  the
Company  has  employed  independent consultants  to  perform certain  development  functions.  Research  and  development expenses, which include salaries and other employee costs of the  Company's product development personnel, for the period from  July  20,  1993  (inception) to March  31,  1994  were
$121,702 (20% of total expenditures) and for the fiscal year
ended   March   31,  1995  were  $331,821  (17%   of   total
expenditures). Beginning July 1, 1995 the Company recognized
technological   feasibility   of    COPERNICUS   and   began
capitalizing   the  development  costs  of   COPERNICUS   in
accordance with Statement of Accounting Standards ("FASB") No. 86, "Accounting for the Cost of Computer Software to be Sold,
Leased  or  Otherwise  Marketed."  The  Company  capitalized
$218,950  of  development costs relating to  COPERNICUS  and expended  an additional $60,344 for research and development expenses  during the year ended March 31, 1996. The  Company believes  that  as it develops new products  using  the  New
Paradigm  Architecture, investment in research  and  product development  will be critical to the Company's success.  The
Company  expects to incur substantially increasing  research and  development expenses for the foreseeable future. As the
Company  continues to license COPERNICUS the Company expects that development expenses will drop as a percentage of total expenses.  The  Company's development efforts are  partially dependent  on the services of John Brann. Mr.  Brann  is  no longer  an  employee of the Company and, although  currently providing services to the Company on a consulting basis, the loss of his services could impede the development of any new products. For a discussion of the history of the development
of   COPERNICUS  and  the  New  Paradigm  Architecture,  see
"Description of Business -- History."

The Company intends to develop both its internal EDI systems and to examine the viability of offering to the market place EDI translation software built using COPERNICUS. The Company intends to recruit an additional research and development software engineer for this purpose.

Competition

COPERNICUS competes primarily with custom systems integration programs developed for large organizations on a case-by-case basis by in-house development teams or by systems integration consultants. These teams and consultants seek to create custom systems integration software to enable programs to work together by modifying the source and target programs so that they can send and receive data. While management believes that COPERNICUS will accomplish this objective at significant cost and time savings over this method, these teams and consultants often have well established positions in the organizations to which the Company intends to market COPERNICUS. Accordingly, these teams and consultants may resist the introduction of COPERNICUS because they prefer their traditional approach to solving systems integration issues, which may be more familiar to decision makers at these organizations than New Paradigm's approach. In addition, for systems integration problems relating to integration of certain computer programs, other software companies in specific industry sectors, particularly health care, offer products which compete with COPERNICUS. These products are custom designed to integrate specific computer systems commonly used in the particular industry and unlike COPERNICUS, they cannot be used to integrate other systems. COPERNICUS will compete with these industry-specific products which may have a more established market presence within a particular industry. COPERNICUS is not industry-specific.

Management expects the range of products able to compete with COPERNICUS to continue to increase and anticipates that other companies, some of which will have significantly greater financial resources than the Company and established market positions, will attempt to develop products which compete with COPERNICUS in the near future. No assurance can be given that the Company will be able to compete successfully against current or future sources of competition to COPERNICUS.

The New Paradigm Architecture, which is a method of creating computer programs, competes with numerous other products available today that enable users to create computer programs. These products are marketed by well established software suppliers that have large customer bases, more financial resources and larger sales forces than the Company. While the Company believes that computer programs created with the New Paradigm Architecture are more efficient, easier to adapt to changing business requirements and faster to test, there is no assurance that other software companies are not developing, or will not develop, an architecture or architectures similar to or more effective than the New Paradigm Architecture. In addition, to the extent that computer hardware and software producers jointly adopt any "open systems" standard (software and hardware configurations that offer interoperability among the products of a variety of producers) and the jointly adopted system becomes generally accepted, the usefulness of and market for the New Paradigm Architecture will be diminished. The Company believes that other companies with significantly greater financial resources than the Company and established market positions are also attempting, and will continue to attempt, to develop competing products and architectures. In addition, if the Company is successful in establishing the New Paradigm Architecture as a widely accepted approach to constructing software for large organizations, it is likely that other companies will offer products that could be substituted for the Methods (and libraries of Methods) that the Company intends to offer. No assurance can be given that the Company will be able to compete successfully against current or future sources of competition.

Intellectual Property Rights

On March 23, 1995, the Company acquired the intellectual property rights to COPERNICUS and the New Paradigm Architecture from Lancer. See "Directors and Executive Officers of the Registrant" and "Certain Relationships and Related Transactions -- Acquisition of the New Paradigm Architecture."

The intellectual property rights acquired from Lancer include one application for a United States patent relating to COPERNICUS, which application is now pending in the USPTO, and corresponding applications (or the right to file corresponding applications) in 24 foreign countries. While there can be no assurance when or if the patent will be granted, management believes that COPERNICUS is patentable.

The Company relies upon a combination of trade secret, nondisclosure and other contractual arrangements, and patent, copyright and trademark laws to protect its rights to intellectual property. The Company generally enters into confidentiality agreements with its employees, consultants, distributors, value-added resellers and potential customers and limits access to and distribution of proprietary information to licensed users. There can be no assurance that the steps taken by the Company will be adequate to deter misappropriation of proprietary information, that the Company will be able to detect unauthorized use of proprietary information or that the Company can afford the high cost required to enforce its intellectual property rights. Further, no assurance can be given that nondisclosure and other contractual arrangements to protect the Company's proprietary rights will not be breached, that the Company will have adequate remedies for any breach or that trade secrets will not otherwise become known to or be independently developed by competitors. The failure or inability of the Company to protect proprietary information could have a material adverse effect on the Company's business, operating results and financial condition.

Item 2.  Description of Property

The Company's corporate headquarters is located on the 11th floor of 335 Madison Avenue, New York, New York (the
"Premises"). The Premises are currently being sublet from MCI Telecommunications, Inc. ("MCI").

MCI's master lease expires on December 31, 1996. The Company intends to move its principal offices before that time and is currently seeking space in the area. Based upon its preliminary discussions with real estate brokers, the Company believes that alternative office space will be available if needed and that it could move to alternative office space with minimal disruption of its operations and moving expenses of approximately $50,000.

The   Company's  Atlanta  sales  office  is  leased   on   a
month-to-month basis.

Employees

As of June 15, 1996, the Company employed 34 full-time employees. None of the Company's employees is represented by a labor union or is subject to a collective bargaining agreement. The Company believes that its employee relations are satisfactory.

Item 3.  Legal Proceedings

The   Company   is  not  involved  in  any  material   legal
proceedings.

Item 4.  Submission of Matters to a Vote of Security Holders

Not applicable.

                           PART II


Item  5.   Market  for the Registrant's  Common  Equity  and
Related Stockholder Matters

(a)   Principal  Market

The Registrant's Common Stock and Redeemable Warrants are quoted on NASDAQ SmallCapsm Market.

(b)  Approximate Number of Holders of Equity.

The number of record holders of the Common Stock was approximately 77 and the number of record holders of Redeemable Warrants was 45 as of March 31, 1996.

(c)  Frequency and Amount of Dividends.

To date, the Company has not paid any cash dividends. The Company does not anticipate paying any dividends in the foreseeable future. The Company intends to retain any future earnings to finance the growth and development of its business. Any future determination as to the payment of dividends  will  be  at  the  discretion  of  the  Board  of
Directors and will depend on the Company's operating results, financial condition, capital requirements and such other factors as the Board of Directors may deem relevant.

The following table sets forth, for the periods indicated, the high and low sale prices for the Common Stock and Redeemable Warrants as reported by the NASDAQ SmallCap
Market:

                                Common Stock         Redeemable Warrants
1996 Fiscal Quarter            High       Low           High       Low

Second Quarter Commencing
  August 11, 1995)(1)          $7.50      $5.00         $2.00      $0.75
Third Quarter                  $6.50      $4.50         $1.675     $0.75
Fourth Quarter                 $6.125     $4.75         $1.675     $1.125

(1) The initial public offering of the Common Stock and Redeemable Warrants commenced on August 11, 1995. The initial public offering prices of the Common Stock and Redeemable Warrants were $6.50 per share and $.10 per Redeemable Warrant.

The   foregoing  quotations  reflect  inter-dealer   prices,
without retail mark-up, mark-down or commission and may not represent actual transactions.


Item 6. ManagementOs Discussion and  Analysis of Financial
Condition and Results of Operations

The selected financial data of the Company presented below for, and as of the end of, the period from July 20, 1993 (inception) to March 31, 1994, the fiscal years ended March 31, 1995 and 1996 and the period from July 20, 1993 (inception) to March 31, 1996 have been derived from the financial statements of the Company, which financial statements have been audited by BDO Seidman LLP, independent certified public accountants. The Company was incorporated in July 1993 and commenced operations in November 1993. The data set forth below should be read in conjunction with the Company's financial statements, related notes thereto and "Management's Discussion and Analysis of Financial Condition and Results of Operations" included elsewhere herein.

Statement of Operations Data

                Period from                                       Period from
                July 20, 1993                                     July 20, 1993
                (inception) to   Year Ended       Year Ended      (inception) to
                March 31, 1994   March 31, 1995   July 20, 1993   March 31, 1994
________________________________________________________________________________
Revenues            $5,750            $64,600          $425,952       $496,102
Expenses           606,330           1,976,89          3,684,09      6,267,318
                ________________________________________________________________
Loss from
 operations      (600,580)        (1,912,498)       (3,258,138)    (5,771,216)
Other income
 (expense)           7,263           (68,085)         (302,154)      (362,976)
                ________________________________________________________________
Net Loss        $(593,317)       $(1,980,583)      $(3,560,292)   $(6,134,192)
Net Loss per
 common Share (1)   $(.52)            $(1.69)           $(2.01)
Weighted average
 common shares
 outstanding (1) 1,149,661          1,174,749         1,743,472

Balance Sheet Data

                 March 31, 1994   March 31, 1995   March 31, 1996
________________________________________________________________________________
Total assets      $812,819         $1,051,892        $3,113,868
Total current
 assets            671,557            423,812         2,284,095
Total current
 liabilities       189,434            432,629           237,841
Long-term debt           0          1,820,175                 0
Total
 liabilities       189,434          2,252,804           237,841
Deficit
 accumulated during
 the development
 stage           (593,317)        (2,573,900)        (6,134,192)
Total
 shareholders'
 equity           $623,385       $(1,200,912)         $2,876,027

(1) See Notes to Financial Statements for an explanation of the determination of the number of shares and share equivalents used in computing share amounts.


Overview

The Company was formed in July 1993 and the results of operations for the period from July 20, 1993 (inception) to March 31, 1994 and for the years ended March 31, 1995 and
March 31, 1996 reflect start-up costs and the costs of developing and commercializing the Company's software. The Company had net losses of $1,980,583 for the year ended March 31, 1995 and $3,560,292 for the year ended March 31, 1996. The Companys revenues for the fiscal year ended March 31, 1996 were $425,952. These revenues were primarily due to the licensing of COPERNICUS to Marriott, Canadian Imperial Bank of Commerce and New York Life. The CompanyOs subsidiary, NPC, also had 41 EDI customers in the year ended March 31, 1996.

Following the CompanyOs initial public offering ("IPO") in August 1995, the Company significantly expanded its sales operation. Five additional staff were recruited and the sales operation moved to Atlanta.

The Company's revenues and profitability may vary significantly both in the case of consecutive quarters and in the case of a quarter compared to the corresponding quarter of the preceding year. Such variations may result from, among other factors, lengthy pilot testing for COPERNICUS and any other New Paradigm Application that the Company might develop, timing of new product and service introductions by the Company and its competitors, changes in levels of the Company's operating expenditures, including the Company's expenditures on research and development, the size and timing of customer orders, the amount and timing of royalty payments and license fees by licensees, as well as consulting, training and maintenance fees, increased competition, reduced prices, the effect of currency exchange rate fluctuations, delays in the development of new products, the costs associated with the introduction of new products and the general state of national and global economies. The Company expects to derive substantially all of its revenues from royalties and license fees, and consulting, training and maintenance fees. Accordingly, the Company's revenues will vary with the demand for its products and services. In addition, the Company expects that it typically will require significant up-front payments from customers upon establishing a new license arrangement. Accordingly, the timing of receipt of payments and the recognition of revenues in a given period could result in significant periodic fluctuations in liquidity and financial results. As a result of such factors, the Company's revenues and profitability for any particular quarter are not necessarily indicative of any future results. Fluctuations in quarterly results may also result in volatility in the price of the CompanyOs securities.

Although the Company has a pending application for a patent filed in the USPTO relating to COPERNICUS and corresponding applications (or the right to file corresponding applications) in 24 other countries, no patent has been awarded to date and the assignments of the foreign applications to the Company have not been recorded. In the event that the patent applications are not granted and the Company is not able to otherwise protect its proprietary information, there could be a material adverse effect on the Company's business, operating results and financial condition.

Results of Operations

Revenues.   Revenues during the fiscal year ended March  31,
1996  increased by $361,552 (561%) over the year ended March
31, 1995. These revenues primarily consisted of revenue from the licensing of COPERNICUS to direct end-users. The Company was paid $41,993 in royalties from Praxis, and recognized
$50,000 in license fees from Petra Copr. ("Petra") both VARs of the Company.

Expenses. The Company's expenses primarily comprise salaries and related employee costs, research and development costs, professional fees, marketing expenses, general and administrative expenses, occupancy expenses and depreciation and amortization.

Expenses  during  the  fiscal  year  ended  March  31,  1996 increased  by  $1,707,192 (86%) over the fiscal  year  ended
March 31, 1995.

Employee costs increased by 179% to $1,535,056 in the fiscal year ended March 31, 1996, compared to $550,389 in the fiscal year ended March 31, 1995. This was primarily due to the increase in staff employed by the Company.

Research and development expenses decreased by 82% to $60,344 in the fiscal year ended March 31, 1996, compared to $331,821 in the fiscal year ended March 31, 1995. This decrease is due to the fact that the Company recognized technological feasibility of its COPERNICUS product on July
1,  1995.  According to FASB # No. 86, "Accounting for Costs  of
Computer   Software  to  be  Sold,  Leased,   or   Otherwise
Marketed," the Company believes it is now required to capitalize its COPERNICUS research and development expenses.
Capitalized   software  expenses  consist   principally   of
salaries  and certain other expenses related to  development and  modifications of COPERNICUS capitalized  in  accordance
with   the   provisions  of  FASB No. # 86.  Amortization   of
capitalized software costs is provided at the greater of the ratio of current product revenue to the total of current and anticipated product revenue or on a straight-line basis over the estimated economic life of the software, which is not more than five years. $218,950 was capitalized during the year ended March 31, 1996.

Professional fees increased by 95% to $620,198 in the fiscal year ended March 31, 1996, compared to $318,514 in the period ended March 31, 1995. Most of the increase represents costs related but not directly attributable to the IPO and compliance with the reporting obligations that are applicable to the Company when it became a public company following the Company's IPO. In addition, the Company incurred significant legal fees during the fiscal year ended March 31, 1996 negotiating value-added reseller, distributor and end-user license agreements.

Marketing expenses increased by 209% to $612,085 in the fiscal year ended March 31, 1996 compared to $198,034 in the fiscal year ended March 31, 1995. This is principally due to the increase in sales and marketing staff during the period. There were an average of 2 employees in this area in the fiscal year ended March 31,1995 and an average of 6 employees in the fiscal year ended March 31, 1996.

General and administrative expense increased by 31% to $503,904 in the fiscal year ended March 31, 1996, compared to $385,928 in the fiscal year ended March 31, 1995. This was due to the increased costs in running a public company and increased expenditures due to higher staff numbers.

Occupancy costs increased by 99% to $218,365 in the fiscal year ended March 31, 1996 from $109,608 in the fiscal year ended March 31, 1995. This increase was primarily due to the increase in the amount of employees and the opening of the Atlanta sales office.

Depreciation and amortization expenses increased by 62% to $134,138 in the fiscal year ended March 31, 1996 compared to $82,604 in the fiscal year ended March 31, 1995. Depreciation and amortization increased because of an increase in fixed assets from March 31, 1995 to March 31, 1996 and the amortization on the capitalization of the COPERNICUS software product.


The Company has made no material capital commitments.

The Company's net operating loss carryforwards and deferred tax asset account are approximately as follows:

Period or Year                         Net operating          Net
ended                  Year of         loss                   deferred
March 31,              expiration      carryforward           tax asset
- - -----------------------------------------------------------------------
1994                   2009            $  589,000             $ -
1995                   2010             1,954,000               -
1996                   2111             3,542,000               -
- - -----------------------------------------------------------------------
                                       $6,085,000             $ -
- - -----------------------------------------------------------------------

The tax benefit of these losses (approximately $1,200,000 and $2,786,000 at March 31, 1995 and 1996 respectively) is subject to significant limitations due to the change in control for income tax purposes resulting from the Company's IPO in August 1995. The tax benefit of these losses has been fully reserved by a valuation allowance of the same amount due to the uncertainty of its realization.

Foreign Exchange. The Company currently has no exposure to foreign currency exchange rate fluctuations. The Company may seek to minimize its exposure to foreign currency exchange rate fluctuations by requesting that its customers, distributors, including systems integrators, and VARs enter into contracts denominated in United States dollars or by entering into transactions to attempt to hedge some of the risks of foreign currency exchange rate fluctuations.

Liquidity and Capital Resources

The Company has financed its operations to date primarily through public and private sales of its debt and equity securities. The Company has raised a total of approximately $9,845,433 from these securities. Of this total, $50,000 was raised in connection with the initial capitalization of the Company, $1,141,000 was raised in a private placement of equity securities in October 1993; $450,000 in a private placement of equity securities and promissory notes in October 1994 (the "1994 Financing"), $1,312,500 in a private placement of equity securities and promissory notes in March 1995 and April 1995 (collectively, the "1995 Financing") and $6,891,933 in the Company's IPO. Of the funds raised in the 1994 Financing, $130,000 of promissory notes were repaid out of the proceeds of the 1995 Financing, and the remaining principal of and interest on the notes issued in the 1994 Financing and the 1995 Financing were repaid from the net proceeds of the Company's IPO.

In the fiscal years ended March 31, 1994 and March 31, 1995, the Company borrowed $466,409 from a shareholder, MTI (MTI is no longer a shareholder of the Company), pursuant to a subordinated financing agreement. This subordinated debt was canceled pursuant to a Settlement Agreement with MTI dated as of May 26, 1995.

Pursuant to a certain Accounts Receivable Purchase and Sale Agreement between the Company and MTB Bank dated June 19, 1995 (the "Factoring Agreement"), the Company sold, transferred and assigned all of its right, title and interest in certain receivables due to the Company in consideration of the payment of approximately $100,000 by MTB Bank to the Company. The Company used the proceeds of this factoring arrangement for working capital and other general corporate purposes. This loan was repaid with interest from the proceeds of the IPO.

Accounts payable and accrued expenses decreased to $220,341 at March 31, 1996 from $364,678 at March 31, 1995. Such decrease in accounts payable and accrued expenses is primarily due to the ability of the Company to pay its creditors in a timely manner following the IPO. At March 31, 1996, the Company had working capital of $2,096,254.

Investment of cash by the Company is currently in money market accounts and short-term certificates of deposit.

Based on the Company's current plan of operations it is anticipated that the remaining net proceeds from the IPO and the Company's expected operating revenues will provide sufficient working capital until late 1996. The Company will need additional financing prior to late 1996 and thereafter if demand for COPERNICUS is sufficiently great to require expansion at a faster rate than anticipated, or if research and development expenditures or the extent of service and customer support that the Company is required to provide are greater than expected or other opportunities arise which require significant investment. Additionally, the Company may require significant additional financing to complete any acquisition. If financing is required, such financing may be raised through additional equity offerings, joint ventures or other collaborative relationships, borrowings and other sources. There can be no assurance that additional financing will be available or, if it is available, that it will be available on acceptable terms. If adequate funds are not available to satisfy either short or long-term capital requirements, the Company may be required to limit its operations significantly and may be unable to carry out its plan of operations. See Note 1 to the Company's financial statements and "Report of Independent Certified Public Accountants on Audited Financial Statements."

New Paradigm intends to seek to raise additional capital by the issuance of further equity securities. Negotiations are currently underway with investment bankers to this end.
However, there can be no assurances that any such financing will be available or, if it is available, that it will be available on acceptable terms. Unless the market price of the CompanyOs Common Stock increases significantly over its market price on June 28, 1996 additional issuances of equity security could cause significant dilution to purchasers of Common Stock in the IPO.

Plan of Operation

During the fiscal year ending March 31, 1997, the Company intends to continue to develop COPERNICUS, carry out research and development on other potential New Paradigm Applications and market COPERNICUS to large scale computer users and VARs.

The Company intends to arrange for the distribution of COPERNICUS in overseas markets by signing agreements with foreign software distributors. Negotiations are underway with such distributors in some countries. The Company intends to market to other prospective distributors during the course of the year.

Additionally  the  Company  intends  to  deploy   COPERNICUS
directly   by  entering  markets  where  it  would   provide
significant  competitive  advantage.   To  date,  two   such
opportunities  have  been  identified:   EDI,  through  NPC  and
the  Internet through NPIL.   The  Company
intends to continue to market to potential users of its  EDI
service   bureau   directly,  and   by   arrangements   with
significant   EDI   hubs.    The   Company   believes   that
opportunities   to  create  new  software   products   using
COPERNICUS  to service the EDI market exist, and it  intends to research and develop such products in the fiscal year ending March 31, 1997. Through NPIL the
Company   intends  to  offer  to  corporate  customers   the
provision of Web pages on the Internet as a prelude to offering to link those pages to customers' existing systems using COPERNICUS.

Item 7.  Financial Statements and Supplementary Data

Financial statements are included herein following Part IV,
Item 13.

Item 8.  Disagreements with Accountants on Accounting and
Financial Disclosure

Not applicable.

                          PART III

Item 9.  Directors, Executive Officers Promoters and Control
Persons:  Compliance with Section 16(a) of the Exhange Act Of
The Registrant

There are currently six members and there is one vacancy on the Company's Board of Directors. The Company's By-Laws authorize the Board of Directors to fix the number of authorized directors. The By-Laws also authorize the Board of Directors to fill any vacancy on the Board of Directors.

The Company has agreed that Mr. Robert S. Trump, an investor in a private placement of the CompanyOs securities for which a closing was held on October 20, 1994 (the O1994 FinancingO), may nominate for election one person to serve on the Board of Directors. Mr. Trump has orally advised the Company that he does not currently intend to nominate anyone to serve on the Board of Directors.

The following table sets forth the names, ages and positions with  the  Company  of  the Company's  directors,  executive officers and key employees:
Name                          Age  Position
- - ----------------------------  ---  -----------------------------
Mark Blundell                 38   Chief    Executive   Officer,
                                   President,  Chief   Financial
                                   Officer, and Director
John Brann                    35   Chief Technologist Secretary,
                                   Treasurer and Director
Beverly Brown                 51   Director
Daniel A. Gordon              56   Chairman  of  the  Board   of
                                   Directors
Jeff Kahn                     38   Director
Michael Taylor                54   Director
Philip V. Caltabiano          54   Senior   Vice  President   of
                                   Sales and Marketing
Nicholas D. Field             32   Vice President of Production


Mark Blundell is the Chief Executive Officer, President, Chief Financial Officer and a director of the Company and
has   served   in  these  capacities  since  the   Company's
inception. From October 1991 until December 1993, Mr. Blundell was initially the Chief Executive Officer of MTI's European subsidiary and then the Chief Operating Officer and Chief Financial Officer of MTI in New York. He was also a director of MTI from December 1993 to March 1994. From May 1988 to October 1991, Mr. Blundell was the Chief Executive Officer of London Fox, the futures and options exchange, where he introduced the first international electronic trading system. He is also a director and President of Lancer, a company initially formed to hold the intellectual property rights relating to the New Paradigm Architecture and which
currently   conducts  no  business.  Lancer is a   principal
shareholder of the Company. Mr. Blundell received an M.A. in Politics, Philosophy and Economics from Pembroke College, Oxford.

John Brann is the Treasurer, Secretary and a director of the Company and has served in these capacities since the Company's inception. From July 1993 until March 18, 1996 he was the Vice President of Technology of the Company. Mr.
Brann's employment as Vice President of Technology was terminated by mutual agreement on March 18, 1996 when his visa to work in the United States expired. Mr. Brann's application for permanent resident status is pending and the Company intends to offer to reemploy him as Vice President of Technology if and when his application is granted. In the interim he will be provide consulting services to the Company on an as needed basis. From 1990 to December 1993, Mr. Brann was the
Vice President of Research and Development at MTI, where he was responsible for the development of new systems. In 1990, Mr. Brann was an outside consultant to The First Boston
Corporation, consulting on building real time information systems. From 1989 to 1990, Mr. Brann was employed by Extel
Financial, a major information vendor in London engaged in the construction of electronic data feeds. He is also a director and Vice President of Lancer. Mr. Brann received a B.A. in Chemistry from Pembroke College, Oxford.

Beverly Brown has been a director of the Company since September 20, 1995. She is the President of the Bruce Group, a consulting and investment company, since September 1994. Ms. Brown was Executive Vice President at Praxis International, Inc., a software development company specializing in database and data replication tools, where she had operational responsibility for sales, marketing, business development, professional services and education, from 1994 to 1996. Ms. Brown served as Vice President-Marketing at INGRES, a division of The ASK Group from 1992 to 1994. INGRES is a database software development company. Prior to her employment at INGRES, Ms. Brown served IBM for 24 years in various executive and management positions.

Daniel A. Gordon, an attorney, has been a director and Chairman of the Board of Directors of the Company since November 1993. He has been a principal with Corporate Growth Services since 1992. Corporate Growth Services provides consulting support services to businesses in the early stages of development. From 1989 to 1992, Mr. Gordon served as President of COIN Banking Systems, Inc., which had been the banking systems division of COIN Financial Systems Inc. Mr. Gordon had served as Chairman and Chief Executive Officer of COIN Financial Systems Inc. from 1984 to 1989. He received a B.A. in English from Dartmouth College and an L.L.B. from George Washington University.

Jeff Kahn has been a director of the Company since November 1993. In 1991, Mr. Kahn founded and began serving as president of Kahn Communications Group Inc. ("KCG"), a marketing communications firm which specializes in telecommunications, high technology, consumer, financial and manufacturing industries. KCG is now a division of Ruder Finn. He presently serves as President of KCG. Prior to forming KCG, Mr. Kahn was President of Schoenfeld Kahn from 1988 to 1991 and from 1987 to 1988 was Executive Vice President of Schoenfeld Strauss, an advertising agency, where he established that company's public relations division. Mr. Kahn received a bachelor's degree in Political Science from Brooklyn College.

Michael Taylor has been a director of the Company since April 26, 1996. He has been a Managing Director of Investment Banking at Laidlaw Equities since March 1996. He was Associate Director of Investment Banking for Josephthal Lyon & Ross from June 1989 to March 1996. From early 1980 until joining Josephthal, he was President of Mostel & Taylor Securities, Inc., a NASD-member investment banking and brokerage firm. He has been involved in the securities industry since 1966, when he joined Lehman Brothers as an analyst. He has been a director of NDE Environmental, Inc. since July 1992. He is also Chairman of the Board of Jennifer Muller/The Works, a contemporary dance company. He attended Amherst College and Columbia University. In 1991, the Securities and Exchange Commission entered an administrative order finding that, in 1988 and 1989, Mr. Taylor aided Mostel & Taylor Securities, Inc. in connection with certain violations of the net capital requirements for securities broker-dealers imposed by the Securities Exchange Act of 1934, and suspended him from associating with a broker, dealer, investment company, investment adviser or municipal securities dealer in any capacity for 90 days and in a proprietary or supervisory capacity for an indefinite period with the right to apply for removal of such suspension after two years. He has applied to remove the suspension. Mr. Taylor consented to the order without admitting or denying its findings.

Philip V. Caltabiano has been Senior Vice President of Sales and Marketing of the Company since November 1993. From July to November 1993, Mr. Caltabiano was a paid consultant to the Company. From 1991 to July 1993, Mr. Caltabiano was a principal at Structured Solutions, Inc., a life-cycle application development methodology vendor in Atlanta, Georgia. From 1986 to 1991, Mr. Caltabiano held various senior management positions at Knowledgeware, Inc., including Vice President of U.S. Sales and Vice President of International Sales.

Nicholas Field is the Vice President of Implementation, responsible for the implementation of the Company's products. He has served in this capacity since October 1994. During 1993 and until October 1994 he acted as the head of development for the Company. From 1986 to 1993, Mr. Field was employed by MTI in New York and London and engaged in the development and implementation of credit management and commercial lending computer systems. Mr. Field holds a B.Sc. in Computer Science from Bristol University.


COMPLIANCE WITH SECTION 16(a) OF THE SECURITIES EXCHANGE ACT OF 1934

Section 16(a) of the Securities Exchange Act of 1934 ("Section 16(a)") requires the Company's directors, executive officers, and persons who own more than 10% of a registered class of the Company's equity securities, to file with the Securities and Exchange Commission reports on Forms 3, 4, 5 concerning their ownership of the Common Stock and other equity securities of the Company

Based solely on the Compnay's review of compies of such reports and written representations that no other reports were required, the Company believes that all its officers, directors and greater than ten percent beneficial owners complied with all filing requirements applicable to them with respect to transactions during the fiscal year ended March 31, 1996, except that the Forms 3 of directors Kahn and Brown were filed late and Forms 4 of directors and executive officers Blundell and Brann, directors Brown, Gordon and Kahn and executive officers Caltabiano and Field in respect of options granted to them under the Company's Stock Option Plan were filed late.

Item 10.  Executive Compensation

The following table sets forth information concerning the compensation of the Company's chief executive officer and each of the other executive officers (the "Named Officers") for services rendered in all capacities to the Company. The
Company has only four executive officers.

                                                  SUMMARY COMPENSATION TABLE
                                                  Annual Compensation                   Long-Term Compensation
                                          ---------------------------------   --------------------------------------
                                                                              Securities   Restricted   All
Name and                Fiscal Year                            Other Annual   underlying   Stock        Other
Principle Position      Ended March 31,   Salary     Bonus     Compensation   options      Awards       Compensation
- - --------------------------------------------------------------------------------------------------------------------
Mark Blundell- Chief
Executive Officer,      1994(*)
Chief Financial         1995              $150,000        $0   $45,000(1)          0             $0      $1,456(2)
Officer & President     1996              $150,000   $20,000    $9,000(1)     38,666             $0      $1,100(2)

John Brann-             1994(*)
Vice President -        1995              $100,000        $0        $0             0             $0             $0
Technology              1996              $100,000        $0   $25,000(3)     38,666             $0        $810(2)

Philip V. Caltabiano-   1994(*)
Senior Vice President   1995              $100,000        $0        $0             0        $188(4)             $0
Sales and Marketing     1996              $100,000        $0        $0        33,333        $188(4)             $0

Nicholas Field-         1994(*)
Vice President -        1995               $70,000        $0        $0             0        $100(5)             $0
Implementation          1996               $80,000        $0        $0        22,500         $50(5)             $0

<F1>
(1) Reflects an accommodation allowance of $4,000 per month which terminated in December 1994 and consisted of costs associated with Mr. Blundell's relocation to the United
States from England, and a car allowance of $750 per month paid to Mr.
Blundell.

<F2>
(2) Reflects the insurance premium paid by the Company for term life insurance for Mr. Blundell and Mr. Brann.

<F3>
(3) Reflects severance pay paid to Mr. Brann when his employment terminated on March 18, 1996 upon expiration of his visa to work in the United States.

<F4>
(4) Upon first joining the Company in 1993, the Company awarded Mr. Caltabiano a stock grant of 20,000 shares of Common Stock, 15,000 of which have vested. 5,000 shares of Common Stock will vest on December 31, 1996, unless his employment is terminated earlier. The amount included in the table reflects 5,000 shares of Common Stock that vested in each of the fiscal years ended March 31, 1995 and March 31, 1996. These shares were awarded in connection with the organization of the Company and have been valued at par value ($.01 per share) before giving effect to a reverse split of the Company's Common Stock that was approved by the Company's shareholders on April 18, 1995.

<F5>
(5) Upon first joining the Company in 1993, the Company awarded Mr. Field a stock grant of 8,000 shares of Common Stock, all of which have vested. The amount included in this table reflects 2,667 shares that vested during the year ended March 31, 1995 and 1,333 shares that vested during the year ended March 31, 1996. These shares were awarded in connection with the organization of the Company and have been valued at par value ($.01 per share) before giving effect to a reverse split of the Company's Common Stock that was approved by the Company's shareholders on April 18, 1995.

* Pursuant to Item 402(b) of Regulation S-B, no information for the fiscal year ended March 31, 1994 is required to be presented.




               OPTION GRANTS IN FISCAL YEAR ENDED MARCH 31, 1996

The following table sets forth all grants of stock options made during the fiscal year ended March 31, 1996 pursuant to the Company's Stock Option Plan to the Named Officers:


                              Individual Grants
                       ------------------------------
                       Number of    % of Total           Average
                       Securities   Options Granted      Exercise
                       Underlying   to Employees in      or Base
                       Options      Fiscal Year Ended    Price (b)   Expiration
Name                   Granted      March 31, 1996 (a)   Per Share   Date

Mark Blundell           38,666      19%                  $4.82       (c)
John Brann              38,666      19%                  $4.82       (c)
Philip V.Caltabiano     33,333      16%                  $4.88       (c)
Nicholas Field          22,200      11%                  $4.92       (c)
All Shareholders           N/A      N/A                    N/A       N/A
All Optionees          263,466      N/A                  $4.89       (c)


(a) Excludes 40,666 shares of Common Stock issuable upon exercise of options granted to outside directors.

(b) Two groups of options were granted in the fiscal year ended March 31, 1996. Options exercisable for 99,466 shares of Common Stock were granted in April 1995 and options exercisable for 164,000 shares of Common Stock were granted in November 1995.

(c) The options which were granted in April 1995 expire in April 2000. The options granted in November 1996 expire in November 2000.

Pursuant to an Underwriting Agreement dated August 11, 1995 (the "Underwriting Agreement") between the Company and First Allied Securities, Inc., as representative (the "Representative") of the underwriters in the Company's initial public offering, the Company has agreed that until September 11, 1996 it would not issue any options to any director or officer of the Company without the prior written consent of the Representative. The Representative agreed to the issuance of the options granted in November 1995.

  AGGREGATE OPTION EXERCISES IN FISCAL YEAR ENDED MARCH 31,
               1996 AND YEAR-END OPTION VALUES

The following table sets forth information with respect to options exercised by each of the Named Officers during the fiscal year ended March 31, 1996 and the number and value of unexercised options as of March 31, 1996:


                                                  Number of Securities           Value of Unexercised
                                                 Underlying Unexercised              In-the Money
                      Shares                    Options at March 31, 1996    Options at March 31, 1996(a)
                      Acquired on   Value      ---------------------------   ----------------------------
Name                  Exercise      Realized   Exercisable   Unexercisable   Exercisable   Unexercisable
Mark Blundell         0             $0         18,666        20,000          $18,666       $7,500
John Brann            0              0         18,666        20,000           18,666        7,500
Philip V. Caltabiano  0              0         13,333        20,000           13,333        7,500
Nicholas Field        0              0          7,200        15,000            7,200        5,625

<F1>
(a) Based on the closing sale price of New Paradigm Software
Corp. Common Stock on March 31, 1996 of $5.50 as reported on
NASDAQ SmallCap Market.


Employment Contracts

The Company has entered into employment contracts with Messrs. Blundell, Brann and Caltabiano. The employment contracts of Messrs. Blundell, Brann and Caltabiano contain the following principal features.

Mr. Blundell: Term: Five years with a remaining term of approximately three years; Base Salary: $200,000 per annum (Mr. Blundell has waived $50,000 per annum of this Base Salary (which is not being accrued) until such time as the Company would otherwise be able to report a pre-tax annual profit in excess of $75,000); Common Stock Award: Mr. Blundell received 26,667 shares of Common Stock. If the Company achieves at least $2.5 million in sales in any period of twelve consecutive months, Mr. Blundell will be paid a bonus of $50,000. Mr. Blundell's employment contract provides that if such bonus target is achieved and such bonus paid, he and the Company will negotiate a new bonus arrangement. Mr. Blundell is entitled to receive a death benefit of $1,000,000 payable to a beneficiary named by him. The Company has obtained a life insurance policy to fund this benefit. Mr. Blundell's employment agreement will renew automatically from year to year unless Mr. Blundell or the Company gives notice of termination to the other on or before May 1 of any year beginning in 1999.

Mr. Brann: Term: Three years with a remaining term of approximately one year; Base Salary: $125,000 per annum (Mr. Brann has waived $25,000 per annum of this Base Salary (which is not being accrued) until such time as the Company would otherwise be able to report a pre-tax annual profit in excess of $75,000); Common Stock Award: Mr. Brann received 26,667 shares of Common Stock. Mr. Brann is entitled to a death benefit of $1,000,000 payable to a beneficiary named by him. The Company has obtained a life insurance policy to fund this benefit. Mr. Brann's employment agreement will renew automatically from year to year unless Mr. Brann or the Company gives notice of termination to the other on or before May 1 of any year beginning in 1999. Mr. BrannOs employment as Vice President of Technology was terminated on March 21, 1996 when his visa to work in the United States expired.

Mr. Caltabiano: Term: Three years with a remaining term of approximately three years; Base Salary: $100,000 per annum plus commissions on sales; Common Stock Award: Mr. Caltabiano received 20,000 shares of Common Stock, 15,000 of which have vested. Rights to receive an additional 5,000 shares of Common Stock will vest on December 31, 1996, unless his employment is terminated before then.

The directors of the Company currently receive a retainer of $1,000 per quarter and a fee of $1,000 for each meeting of the Board of Directors that they attend. They are also reimbursed by the Company for their direct costs for attending meetings. On December 8, 1993, Messrs. Kahn, Gordon and two former directors were each granted, as remuneration for service on the Board of Directors, an option ("Directors' Options") to acquire, at a price of $5.00 per unit, 10,000 units, each unit consisting of one share of Common Stock and one warrant to purchase one share of Common Stock at an exercise price of $6.00 per share ("1993 Warrant"). These options will expire on November 1, 1998. On April 26, 1995 Messrs. Blundell, Brann, Kahn, Gordon and one former director were granted options under the Company's Stock Option Plan to purchase 5,333 shares of Common Stock each at an exercise price of $4.50 per share. These options became exercisable on April 26, 1996 and expire on April 26, 2005. On November 30, 1995 Messrs. Kahn, Gordon and Ms. Brown were each granted options under the Company's Stock Option Plan to purchase 10,000 shares of Common Stock at an exercise price of $5.125 per share. Messrs. Blundell and Brann were granted options under the Company's Stock Option Plan to purchase 20,000 shares of Common Stock at the same exercise price. These options become exercisable on November 30, 1996 and expire on November 30, 2000. On April 24, 1996, Mr. Taylor was granted options under the Company's Stock Option Plan to purchase 10,000 shares of Common Stock at an exercise price of $5.125 per share. These options become exercisable on April 24, 1997 and expire on April 24, 2001.

Pursuant to the Underwriting Agreement the Company has agreed that until September 11, 1996 it would not issue any options to any director or officer of the Company without the prior written consent of the Representative. The Representative agreed to the issuance of the options granted in November 1995 and April 1996.


Item 12.  Security Ownership of Certain Beneficial Owners
And Management


The following table indicates the beneficial ownership of the Company's Common Stock as of May 1, 1996, by (1) each of the directors, (2) each of the executive officers of the Company, (3) all directors, and executive officers of the Company as a group and (4) each person or entity which beneficially owned in excess of five percent of the Common Stock, based upon information supplied by each of the directors, nominees, executive officers and five percent beneficial owners:

                        Right to     Right to     Total          Percent of
                        Sole         Shared       Number of      Common
                        Voting and   Voting and   Shares         Stock
Name of                 Investment   Investment   Beneficially   Beneficially
Beneficial Owner        Power        Power        Owned          Owned
- - -----------------------------------------------------------------------------
Beverly Brown                 0(b)         0             0        0%
Mark Blundell            50,666(c)   199,999(d)    250,665       10%
John Brann               49,333(e)   199,999(d)    249,332       10%
Philip V. Caltabiano     37,733(f)         0        37,733        2%
Nicholas Field           17,733(g)         0        17,733       (h)
Daniel Gordon            25,333(i)         0        25,333        1%
Jeff Kahn                25,333(j)         0        25,333        1%
Lancer Holdings         199,999(k)         0       199,999        8%
Midland Associates      619,999(l)         0       619,999       24%
Michael Taylor                0(m)         0             0        0%
Robert Trump            200,000(n)   619,999(o)    819,999       29%
All Directors           267,631(p)   199,999(q)    467,630       16%
and Executive
Officers of the
Company as a
group (a total
of 8 persons)

(a) The shares of Common Stock beneficially owned by each person or by all directors and executive officers as a group, and the shares included in the total number of shares of Common Stock outstanding used to determine the percentage of shares of Common Stock beneficially owned by each person and such group, have been adjusted in accordance with Rule 13d-3 under the Securities Exchange Act of 1934 to reflect the ownership of shares issuable upon exercise of outstanding options, warrants or other common stock equivalents which are exercisable within 60 days. As provided in such Rule, such shares issuable to any holder are deemed outstanding for the purpose of calculating such holderOs beneficial ownership but not any other holderOs beneficial ownership.

(b) Excludes 10,000 shares of Common Stock granted under the Company's Stock Option Plan (the "SOP") which will not become exercisable until November 1996.

(c) Consists of (i) 26,667 shares of Common Stock, (ii)
5,333 shares of Common Stock issuable upon exercise of warrants issued in a 1994 private placement of the CompanyOs securities (the "1994 Warrants"), and (iii) 18,666 shares of Common Stock issuable upon exercise of options granted under the SOP that are currently exercisable. Excludes 20,000 shares of Common Stock issuable upon exercise of options granted under the SOP which will not become exercisable until November 1996 and up to 149,999 shares of Common Stock underlying stock options proposed to be granted under the Executive Stock Option Plan proposed to be adopted at the annual meeting of shareholders. All of these securities are subject to an agreement with the Company and the Representative of the (or an affiliate of the Representative), pursuant to which the holder of such securities has agreed not to sell such securities prior to September 11, 1996, except with the prior written consent of the Company and the Representative ("Lock-Up Agreement").

(d) Represents the holdings of Lancer Holdings of which Mr. Blundell and Mr. Brann are each 33% owners and directors and officers. Consists of 166,666 shares of Common Stock and 33,333 shares of Common Stock issuable upon exercise of warrants held by Lancer Holdings. All of these securities are subject to a Lock-Up Agreement until September 11, 1996.

(e) Consists of (i) 26,667 shares of Common Stock, (ii)
4,000 shares of Common Stock issuable upon exercise of 1994
Warrants, and (iii) 18,666 shares of Common Stock issuable upon exercise of options granted under the SOP that are currently exercisable. Excludes 20,000 shares of Common
Stock issuable upon exercise of options granted under the SOP which will not become exercisable until November 1996 and up to 149,999 shares of Common Stock underlying stock options proposed to be granted under the Executive Stock
Option Plan proposed to be adopted at the annual meeting of shareholders. All of these securities are subject to a Lock-Up Agreement until September 11, 1996.

(f) Consists of (i) 20,400 shares of Common Stock, (ii)
4,000 shares of Common Stock issuable upon exercise of 1994
Warrants, and (iii) 13,333 shares of Common Stock issuable upon exercise of options granted under the SOP that are currently exercisable. Excludes 20,000 shares of Common
Stock issuable upon exercise of options granted under the SOP which will not become exercisable until November 1996 and up to 100,000 shares of Common Stock underlying stock options proposed to be granted under the Executive Stock
Option Plan proposed to be adopted at the annual meeting of shareholders. All of these securities are subject to a Lock-Up Agreement until September 11, 1996.

(g) Consists of 10,533 shares of Common Stock and  7,200
shares of Common Stock issuable upon exercise of options granted under the SOP that are currently exercisable.
Excludes 15,000 shares of Common Stock issuable upon exercise of options granted under the SOP which will not become exercisable until November 1996 and up to 66,000 shares of Common Stock underlying stock options proposed to be granted under the Executive Stock Option Plan proposed to be adopted at the annual meeting of shareholders. All of these securities are subject to a Lock-Up Agreement until September 11, 1996.

(h) Less than 1%.

(i) Consists of (i) 10,000 shares of Common Stock and 10,000 shares of Common Stock underlying 1993 Warrants issuable upon exercise of DirectorsO Options granted in 1993 to non-employee directors of the Company and (ii) 5,333 shares of Common Stock issuable upon exercise of options granted under the SOP that are currently exercisable. Excludes 10,000 shares of Common Stock issuable upon exercise of options granted under the SOP which will not become exercisable until November 1996. All of these securities are subject to a Lock-Up Agreement until September 11, 1996.

(j) Consists of (i) 10,000 shares of Common Stock and 10,000 shares of Common Stock underlying 1993 Warrants issuable upon exercise of Director's Options and (ii) 5,333 shares of Common Stock issuable upon exercise of options granted under the SOP that are currently exercisable. Excludes 10,000 shares of Common Stock issuable upon exercise of options granted under the SOP which will not become exercisable until November 1996. All of these securities are subject to a Lock-Up Agreement until September 11, 1996.

(k) Consists of 166,666 shares of Common Stock and 33,333 shares of Common Stock issuable upon exercise of warrants held by Lancer Holdings. All of these securities are subject to a Lock-Up Agreement until September 11, 1996.

(l) Consists of 439,999 shares of Common Stock and 180,000 shares of Common Stock issuable upon exercise of warrants.
These securities were previously owned by Management
Technologies, Inc. (OMTIO) and transferred to Midland
Associates in satisfaction of a loan to MTI by Midland
Associates.

(m) Excludes 10,000 shares of Common Stock issuable upon exercise of options granted under the SOP which will not become exercisable until April 1997.

(n) Consists of 200,000 shares of Common Stock issuable upon exercise of 1994 Warrants.

(o) Represents the holdings of Midland Associates. Consists of the securities listed in note l above.

(p) Consists of all of the above securities in notes b-g, j & m and excludes all of the securities issued under the SOP and all securities do not become exercisable within 60 days proposed to be issued under the Executive Stock Option Plan.

Item 12.  Certain Relationships and Related Transactions

General

The following is a discussion of certain transactions entered into by the Company with officers, directors, security holders and affiliates thereof. The Company believes that the terms of these transactions were no less favorable to the Company than would have been obtained from a non-affiliated third party for similar transactions at the time of entering into such transactions.

The Company has adopted a policy whereby any future transactions, including loans, between the Company and its directors, officers, principal shareholders and other affiliates, will be on terms no less favorable to the Company than could be obtained from unaffiliated third persons on an arm's-length basis at the time that the transaction was entered into and will be reviewed and approved by a majority of the Company directors, including a majority of the Company's independent disinterested directors.

Issuance of Securities to Directors, Executive Officers and
Their Affiliates

In a private placement of the Company's securities for which a closing was held on October 20, 1994 (the "1994 Financing"), Mr. Blundell purchased for $15,000 a fractional unit comprised of (i) a two-year promissory note with an increasing interest rate starting at 10% per annum (a "1994 Note") in the principal amount of $15,000 and (ii) 1994 Warrants exercisable for 12,000 shares of Common Stock; Mr. Brann purchased for $5,000 a fractional unit comprised of
(i) a 1994 Note in the principal amount of $5,000 and (ii) 1994 Warrants exercisable for 4,000 shares of Common Stock; Mr. Caltabiano purchased for $5,000 a fractional unit comprised of (i) a 1994 Note in the principal amount of $5,000 and (ii) 1994 Warrants exercisable for 4,000 shares of Common Stock. Mr. Blundell subsequently transferred 1994 Warrants exercisable for 6,667 shares of Common Stock. The shares of Common Stock issuable upon exercise of the 1994 Warrants purchased in the 1994 Financing by the foregoing directors and executive officers are registered for sale under the Securities Act of 1933 but are subject to Lock-Up Agreements.

On March 22, 1995, 33,333 shares of Common Stock and warrants (the "MBA Warrants"), which are exercisable for 33,333 shares of Common Stock at an exercise price of $5.63 per share, subject to adjustment under certain circumstances, were issued to Mark Blundell and Associates
(now known as Lancer) in connection with the Company's acquisition of the New Paradigm Architecture.
See "New Paradigm Architecture." The MBA Warrants will expire on March 21, 2000 and are not redeemable.

On June 30, 1995 Mr. Field exercised 2,000 1993 Warrants for an aggregate of $980.

See "Executive Compenstion - Directors Compensation" and "Options
Grants in Fiscal Year Ended March 31, 1996" with respect to options granted to directors and executive officers of the Corporation during the fiscal year ended March 31, 1996 and in April 1996.

New Paradigm Architecture

The Company acquired the rights to its proprietary approach to developing computer programs (the "New Paradigm Architecture") used to develop its COPERNICUS software and related intellectual property rights from Lancer as of March 22, 1995 for a consideration equal to 33,333 shares of Common Stock and the MBA Warrants. Lancer no longer holds any right, title or interest in COPERNICUS or the New Paradigm Architecture. Prior to the acquisition of the New Paradigm Architecture, the Company held an exclusive, perpetual license to use the New Paradigm Architecture from Lancer. The Company acquired the license pursuant to a license agreement with Lancer Holdings dated as of July 20, 1993. Pursuant to the July 20, 1993 license agreement, the Company made a one-time payment of 133,333 shares of Common Stock in 1993 and annual license fee payments of $10,000 in 1993 and 1994.

The Company's Chief Executive Officer and President,
Mark Blundell, and its former Vice President of Technology, John Brann, collectively own 66% of the voting stock of Lancer. Messrs. Blundell and Brann have no direct or indirect interest in the remaining 34% of the voting stock of Lancer Holdings. Messrs. Blundell and Brann are the only directors of Lancer Holdings and are both directors of the Corporation.

Other Transactions

Mr. Jeff Kahn, a director, is the President of Kahn Communications Group Inc.("KCG"), a division of Ruder Finn. Kahn Communications Group provides public relations services to the Company for which it receives a monthly fixed fee from the Company of $5,000. KCG also provides special event related marketing services to the Company for which it receives additional fees on a per engagement basis. In the fiscal year ended March 31, 1995, KCG received $36,000 in such fees and in the fiscal year ended March 31, 1996, KCG received $72,182 in such fees.

On September 1, 1995 the Company entered into a consulting contract with Corporate Growth Services, a corporation owned by Mr. Gordon, Chairman of the Board of Directors. Corporate Growth Services provides small development stage companies with management consulting. Under the terms of the contract Corporate Growth Services receives a consulting fee of $2,000 per month over and above any fees Mr. Gordon receives for attending meetings of the Board of Directors. In the fiscal year ended March 31, 1995, Corporate Growth Services received $11,400 in such fees and in the fiscal year ended March 31, 1996, Corporate Growth Services received $18,000 in such fees.

Effective March 31, 1996, the Company entered into a five-year value added reseller agreement with Petra. Petra's president is a consultant to and a former director of the company. The Company granted to Petra the right to license and distribute the company's COPERNICUS software program integrated with Petra's products.

In exchange for granting this license, the company will receive $100,000 within 180 days of the effective date of this agreement and $100,000 within 90 days of the delivery date of a second platform of COPERNICUS software The Company has verbally agreed to pay a fee of $100,000 to another company if a second platform is licensed. In addition, Petra agreed to pay the Company an annual royalty fee for each license sold in the future.

At March 31, 1996, the Company recorded revenue (included in software and licensing fees) and a related receivable of $50,000 in connection with this agreement.


                           PART IV

Item 14.  Exhibits, Financial Statements and Reports on Form 8-K

A EXHIBITS

3.1  Restated  Certificate of Incorporation of the Company,  as
     amended  by  a Certificate of Amendment dated  August  14,
     1995 and as corrected by a Certificate of Corrections dated August 24, 1995 (incorporated by reference to Exhibit 2 to Form 10-
     QSB for the Quarterly Period ended June 30, 1995 "the June
     1995 Form 10-QSB"))3.2  By-laws  of  the  Company (incorporated  by reference  to
     Exhibit  3.2  to  Amendment  No.  1  to  the  Registration
     Statement on Form SB-2 (File No. 33-92988NY (the Registration
     Statement")).
4.1  Form   of  Warrant  Agreement  between  the  Company   and
     Continental  Stock Transfer & Trust  Company (incorporated by reference to Exhibit 4 to the June 1995 Form 10-QSB)
4.2  Form  of  Representative's Warrant Agreement (incorporated
     by  reference  to  Exhibit 4.2   to Amendment  No.  1  to  the
     Registration Statement).
4.3  Form of 1993 Warrant (incorporated by reference to Exhibit
     4.3  to Amendment No. 1 to the Registration Statement).
4.4  Letter  dated  December  8,  1993  from  the  Company   to
     Barrington  J.  Fludgate  granting  Directors  Options  to
     purchase   shares  of  Common  Stock  and  1993  Warrants.
     Substantially  identical grants were made  to  Anthony  J.
     Cataldo,  Daniel A. Gordon and Jeff Kahn (incorporated  by
     reference   to  Exhibit 4.4 to  Amendment No. 1  to   the
     Registration Statement).
4.5  Form of 1994 Warrant (incorporated by reference to Exhibit
     4.5 to Amendment No. 1 to the Registration Statement).
4.6  Form of 1995 Warrant (incorporated by reference to Exhibit
     4.6 to Amendment No. 1 to the Registration Statement).
4.7  Form  of  Lancer  Warrant. (incorporated by  reference  to
     Exhibit 4.7 to the Registration Statement).
4.8  Form   of   Financial  Advisory  and  Investment   Banking
     Agreement  with Representative (incorporated by  reference to  Exhibit  4.8  to Amendment  No.  3  to  the  Registration
     Statement).
4.9  Form  of  Midland  Warrant (incorporated by  reference  to
     Exhibit 4.9 to the Registration Statement).
4.10 Form  of Agreement between the Company and Josephthal Lyon
     &  Ross  incorporated  regarding  termination  of  certain
     warrants  (incorporated  by  reference  to  Exhibit   4.10 to
     Amendment No. 2 to the Registration Statement).
4.11 Option Agreement dated October 9, 1995 between the Company and  the  Electric Magic Company (incorporated  herein  by reference to Exhibit 4.11 to Form 10-QSB for the Quarterly
     Period  ended September 30, 1995 (the "September 1995  Form
     10-QSB")).
4.12 Warrant issued to Omotsu Holdings Limited (incorporated by reference to Exhibit 4.12 to the September 1995  Form  10-
     QSB).
10.1.1  Blundell Employment Contract, as amended (incorporated  by
        reference   to   Exhibit  10.1.1   to   the   Registration
        Statement).
10.1.2  Brann  Employment  Contract, as amended  (incorporated  by
        reference   to   Exhibit  10.1.2   to   the   Registration
        Statement).
10.1.3  Caltabiano  Employment Contract, as amended  (incorporated
        by   reference  to  Exhibit  10.1.3  to  the  Registration
        Statement).
10.2  MBA   Rights  Purchase  Agreement  dated  March  22,  1995
      (incorporated  by  reference  to  Exhibit  10.2   to   the
      Registration Statement).
10.3  Voting  Trust  Agreement  (incorporated  by  reference  to
      Exhibit  10.3  to  Amendment No.  1  to  the  Registration
      Statement).
10.4  MTI   Settlement  Agreement  dated  as  of  May  26,  1995
      (incorporated  by  reference  to  Exhibit  10.4   to   the
      Registration Statement).
10.5.1 Paxcell, Inc. Distribution Agreement dated March 31, 1994 (incorporated by reference to Exhibit 10.5.1 to the Registration Statement).
10.5.2  Rivergate Systems, Inc. Distribution Agreement dated  June
        23,  1994 (incorporated by reference to Exhibit 10.5.2  to the Registration Statement).
10.5.3  New  Venture  Technologies  Distribution  Agreement  dated
        January   11, 1995 (incorporated by reference  to  Exhibit
        10.5.3 to Amendment No. 1 to the Registration Statement).
10.6.1  Financial  Performance  Corporation  Value-Added  Reseller
        Agreement  dated April 29, 1994 (incorporated by reference to Exhibit 10.6.1 to the Registration Statement).
10.6.2  Benson   Software   Systems,  Inc.  Value-Added   Reseller
        Agreement   dated   October  25,  1994  (incorporated   by
        reference   to   Exhibit  10.6.2   to   the   Registration
        Statement).
10.6.3  Praxis  Value-Added Reseller Agreement  dated  January  9,
        1995 (incorporated by reference to Exhibit 10.6.3 to the Registration Statement).
10.7  Novell  Inc. Co-marketing Letter Agreement dated  December
      2,  1994 (incorporated by reference to Exhibit 10.7 to the
      Registration Statement).
10.8  Publicitas  Letter  Agreement  dated  January   31,   1995
      (incorporated  by  reference  to  Exhibit  10.8   to   the
      Registration Statement).
10.9  Stock   Option  Plan  of  the  Company  (incorporated   by
      reference to Exhibit 10.9 to the Registration Statement).
10.10  Accounts  Receivable Purchase and Sale  Agreement  between the  Company  and MTB Bank (incorporated by  reference  to
       Exhibit  10.10  to  Amendment  No.1  to  the  Registration
       Statement).
10.11  Software License Agreement dated May 31, 1995 between  the
       Company and Marriott International, inc. (incorporated  by reference  to  Exhibit  10.11 to  Amendment  No.1  to  the
       Registration Statement).
10.13  Marriott  Acceptance  Certificate,  dated  June  8,   1995
       (incorporated by reference to Exhibit 10.13  to  Amendment
       No.2 to the Registration Statement).
10.14  Agreement  dated October 9, 1995 between the  Company  and
       Electric  Magic  Company  (incorporated  by  reference  to
       Exhibit 10.14 to the September 1995 Form 10-QSB).
10.15  Agreement  dated October 31, 1995 between the Company  and
       Camelot  Corporation (incorporated by reference to Exhibit
       10.15 to the September 1995 Form 10-QSB).
11   Statement re: computation of per share earnings (losses)
24   Power of Attorney.


B. Reports on Form 8-K

     The following reports have been filed on Form 8-K since
     February 15, 1996.

     1) February 20, 1996, New York Life and Bell Atlantic
     License New ParadigmOs Copernicus.

     2) June 21, 1996, New Paradigm Announces $500,000
     Enterprise License for Delta Airlines through
     Transquest.



                         SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                              NEW PARADIGM SOFTWARE CORP.
                              (Registrant)



Date:     June 29, 1996            _/s/ ______Mark Blundell________________
                                        Mark Blundell
                                        President & Chief Executive Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capabilities and on the dates indicated.




     Signature                  Title                     Date
   ------------               ---------                   --------

 _/s/ Mark Bludell_      CHIEF EXECUTIVE OFFICER  AND     June   , 1996
   Mark Blundell         PRESIDENT (PRINCIPAL
                         EXECUTIVE OFFICER, PRINCIPAL
                         FINANCIAL OFFICER AND
                         PRINCIPAL ACCOUNTING OFFICER)
                         AND DIRECTOR


 _/s/John Brann_         SECRETARY AND DIRECTOR           June   , 1996
    John Brann

 _/s/Beverly Brown_      DIRECTOR                         June   , 1996
   Beverly Brown

 _/s/Daniel A. Gordon_   CHAIRMAN OF THE BOARD OF         June   , 1996
  Daniel A. Gordon        DIRECTORS


 _/s/Jeff Kahn_          DIRECTOR                         June   , 1996
     Jeff Kahn

 _/s/Michael Taylor_     DIRECTOR                         June   , 1996
  Michael Taylor

Note: Signatures of Daniel A. Gordon, Jeff Kahn and Michael Taylor by Arthur M. Mitchell Attorney In Fact.



                AUDITED FINANCIAL STATEMENTS


        NEW PARADIGM SOFTWARE CORP.. AND SUBSIDIARIES
          (A CORPORATION IN THE DEVELOPMENT STAGE)

             CONSOLIDATED FINANCIAL STATEMENTS


                PERIOD ENDED MARCH 31, 1994
          AND YEARS ENDED MARCH 31, 1996 AND 1995


Report of independent certified public accountants            F-2

Consolidated financial statements:
 Balance sheets                                               F-3
 Statements of operations                                     F-4
 Statements of shareholders' equity (capital deficit)         F-5 - F-6
 Statements of cash flows                                     F-7
 Notes to consolidated financial statements                   F-8 - F-20



          Report of Independent Certified Public Accountants

New Paradigm Software Corp.
   and Subsidiaries
New York, New York

We have audited the accompanying consolidated balance sheets of New Paradigm Software Corp. and Subsidiaries (a corporation in the development stage) as of March 31, 1995 and 1996, and the related consolidated statements of operations, shareholders' equity (capital deficit), and cash flows for the period from July 20, 1993 (inception) to March 31, 1994, the years ended March 31, 1995 and 1996 and the period from July 20, 1993 (inception) to March 31, 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of New Paradigm Software Corp. and Subsidiaries at March 31, 1995 and 1996, and the results of their operations and their cash flows for the period from July 20, 1993 (inception) to March 31, 1994, the years ended March 31, 1995 and 1996 and the period from July 20, 1993 (inception) to March 31, 1996, in conformity with generally accepted accounting principles.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a  going
concern.   As   disclosed  in  Note 1  to  the  consolidated
financial statements, the Company is in the development stage and has incurred significant losses since its inception that raise substantial doubt about its ability to carry out its business plan and continue as a going concern. Management's plans in regard to these matters are described in Note 1.
These consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.


BDO Seidman, LLP

New York, New York

May 31, 1996

           NEW PARADIGM SOFTWARE CORP. and subsidiaries
             (a corporation in the development stage)

                          Consolidated Balance Sheets

                                                             March 31,
                                                         1995         1996
                                                      -----------------------
Assets
Current:
  Cash and cash equivalents                            $394,293    $2,017,472
  Accounts receivable                                    29,519       108,063
  Receivable from related party (Note 14)                     -        50,000
  Other receivables and prepayments                           -       108,560
    Total current assets                                423,812     2,284,095
Property and equipment, less accumulated
  depreciation and amortization (Note 3)                144,429       352,964
Deferred registration and financing costs, less
  accumulated amortization (Note 4)                     403,687             -
Investment in restricted common stock at
  market value (Note 12)                                      -       185,543
Other assets, less accumulated amortization (Note 5)     79,964       291,266
                                                     ------------------------
                                                     $1,051,892    $3,113,868
                                                     ------------------------
Liabilities and Shareholders' Equity
  (Capital Deficit)
Current:
  Accounts payable and accrued expenses                $364,678      $220,341
  Deferred revenue                                            -        17,500
  Due to shareholder (Note 6)                            67,951             -
                                                     ------------------------
    Total current liabilities                           432,629       237,841
Long-term debt:
  Due to shareholder -- subordinated (Note 6)           488,174             -
  Promissory notes (net of unamortized discount
    of $218,489) at discounted amount (face value
    of $1,532,500 and none) (Note 7)                  1,332,001             -
                                                   --------------------------
      Total liabilities                               2,252,804       237,841
                                                   --------------------------
Commitments and contingencies (Note 9)
Shareholders' equity (capital deficit) (Notes 2,
  10 and 12)):
  Preferred stock, $.01 par value: shares
   authorized 10,000,000:
    Series A shares authorized, 1,000,000; issued
      and outstanding 28,000 and none                       280             -
    Series B shares authorized, 2,000,000; issued
      and outstanding 1,212,500 and none                 12,125             -
  Common stock, $.01 par value - shares authorized
      50,000,000; issued and outstanding 693,323
      and 2,446,729                                       6,933        24,467
  Additional paid-in capital                          1,353,650     9,150,209
  Unrealized loss on investment in restricted
    common stock                                              -     (164,457)
  Deficit accumulated during the development stage  (2,573,900)   (6,134,192)
                                                    -------------------------
    Total shareholders' equity (capital deficit)    (1,200,912)     2,876,027
                                                    -------------------------
                                                     $1,051,892    $3,113,868


         See accompanying notes to consolidated financial statements



                                             NEW PARADIGM SOFTWARE CORP. and subsidiaries
                                              (a corporation in the development stage)
                                                  Consolidated Statements of Operation

                                           Period from                                           Period from
                                           July 20, 1993                                         July 20, 1993
                                           (inception) to    Year Ended        Year Ended        (inception to
                                           March 31 1994     March 31, 1995    March 31, 1996    March 31, 1996
- - ---------------------------------------------------------------------------------------------------------------
Revenues:
  Software fees, royalties and
    licensing fees (Notes 14 and 15)        $        -      $         -        $  372,541        $  372,541
  Consulting, maintenance and other fees         5,750           64,400            53,411           123,561
                                            -------------------------------------------------------------------
                                                 5,750           64,400           425,952           496,102
                                            -------------------------------------------------------------------
Expenses:
  Employee costs                               175,547          550,389          1,535,056        2,260,992
  General and administrative                   143,831          385,928            503,904        1,033,663
  Professional fees                             26,679          318,514            620,198          965,391
  Marketing                                     71,297          198,034            612,085          881,416
  Research and development                     121,702          331,821             60,344          513,867
  Occupancy                                     39,116          109,608            218,365          367,089
  Depreciation and amortization                 28,158           82,604            134,138          244,900
                                            -------------------------------------------------------------------
                                               606,330        1,976,898          3,684,090        6,267,318
                                            -------------------------------------------------------------------
    Loss from operations                     (600,580)      (1,912,498)        (3,258,216)      (5,771,216)
                                            -------------------------------------------------------------------
Other income (expense):
  Interest income                                7,263            7,564            112,251          127,078
  Gain on sale of assets (Note 12)                   -                -             24,865           24,865
  Interest expense                                   -         (46,263)           (63,724)        (109,987)
  Amortization of debt discount and
    deferred financing costs (Note 4)                -         (29,386)          (375,546)        (404,932)
                                            -------------------------------------------------------------------
                                                 7,263         (68,085)          (302,154)        (362,976)
                                            -------------------------------------------------------------------
Net loss                                    $(593,317)     $(1,980,583)       $(3,560,292)     $(6,134,192)
                                            ___________________________________________________________________
Net loss per share                          $    (.52)     $     (1.69)       $     (2.04)
                                            _________________________________________________
Weighted average common shares
outstanding                                  1,149,661        1,174,749          1,743,472


      See accompanying notes to consolidated financial statements



                  NEW PARADIGM SOFTWARE CORP. and subsidiaries
                    (a corporation in the development stage)

        Consolidated Statements of Shareholders' Equity (Capital Deficit)
             Period from July 20, 1993 (inception) to March 31, 1996


                                                                                       Unrealized              Total
                                                                                       loss on    Deficit      share-
                                                                                       investment accumulated  holders'
                        Preferred       Preferred                                      Unrealized              Total
                          Stock           Stock                                        loss on    Deficit      share-
                         Series A        Series B         Common Stock     Ad-         investment accumulated  holders'
                     -------------- -----------------    ---------------   ditional    in         during the   equity
                     Shares  Par    Shares      Par     Shares    Par      paid-in     restricted development  (capital
                             value              value             value    capital     stock      stage        deficit)
___________________________________________________________________________________________________________________________
Balance, July 20,
1993 (inception)           -    $-            -      $-         -      $-          $-          $-           $-            $-
Initial
 capitalization,
 July 1993 @
 $3.75 per share           -     -            -       -    13,333     133      49,867           -            -        50,000
Issuance of
 common stock
 for services
 rendered,
 October 1993
 @ $1.68 per
 share                     -     -            -       -     1,600      16       2,670           -            -         2,686
Issuance of common
 stock for MTI
 license
 agreement,
 October 1993 @
 $.04 per share
 (Note 6)                  -     -            -       -   373,333   3,734      10,266           -            -        14,000
Issuance of common
 stock to Lancer
 for software
 rights,
 October 1993 @
 $.04 per share
 (Note 9(c))               -     -            -       -   133,333   1,333       3,667           -            -         5,000
Sale of common
 stock in private
 placement,
 October 1993
 @ $18.67 per
 share                     -     -            -       -    61,162     612   1,140,653           -            -     1,141,265
Issuance of common
 stock to
 employees,
 February 1994 @
 $.04 per share
 (Note 10(e))              -     -            -       -    64,201     642       1,765           -            -         2,407
Issuance of common
 stock for
 services
 rendered, March
 1994 @ $1.68 per
 share                     -     -            -       -       800       8       1,336           -            -         1,344
Net loss for the
 period                    -     -            -       -         -       -           -           -    (593,317)     (593,317)
- - ----------------------------------------------------------------------------------------------------------------------------
Balance, March 31,
 1994                      -     -            -       -   647,762  $6,478  $1,210,224           -   $(593,317)      $623,385
Issuance of Series
 A preferred
 stock and
 warrants
 in private
 placement, net
 of costs of
 $43,423,
 October 1994         28,000   280            -       -         -       -      10,297           -            -        10,577
Issuance of common
 stock to
 employees,
 January 1995 @
 $.04 per share
 (Note 10(e))              -     -            -       -    12,228     122         337           -            -           459
Issuance of Series
 B preferred stock
 and warrants, in
 private
 placement, net of
 costs of $50,000,
 March 1995                -     -    1,212,500  12,125         -       -     131,875           -            -       144,000
Issuance of common
 stock to Lancer
 Holdings, Inc.
 for software
 rights, March
 1995 @ $.04 per
 share (Note 9(c))         -     -            -       -    33,333     333         917           -            -         1,250
Net loss for the
 year                      -     -            -       -         -       -           -           -  (1,980,583)   (1,980,583)
- - ----------------------------------------------------------------------------------------------------------------------------
Balance, March
 31, 1995
 (carried
 forward)             28,000  $280    1,212,500 $12,125   693,323  $6,933  $1,353,650          $- $(2,573,900)  $(1,200,912)
____________________________________________________________________________________________________________________________
Balance, March
 31, 1995
 (brought
 forward)             28,000  $280    1,212,500 $12,125   693,323  $6,933  $1,353,650          $- $(2,573,900)  $(1,200,912)
Issuance of Series
 B preferred stock
 and warrants in
 private
 placement, net of
 costs of $11,000,
 April 1995
 (Note 7(b))               -     -      100,000   1,000         -       -      12,400           -            -        13,400
Conversion of MTI
 debt to paid-in
 capital May 1995
 (Note 6)                  -     -            -       -         -       -     491,284           -            -       491,284
Vesting of 1,333
 shares issued to
 an employee
 pursuant to a
 restricted
 grant, June
 1995                      -     -            -       -     1,333      13          37           -            -            50
Exercise of 1993
 warrants at an
 exercise price
 of $.49 per
 share pursuant
 to a special
 exercise offer,
 July 1995                 -     -            -       -    29,250     293      14,040           -            -        14,333
Conversion of
 Series A
 preferred stock
 to common,
 August 1995
 (Note 10(a))       (28,000) (280)            -       -    28,000     280           -           -            -             -
Conversion of
 Series B
 preferred stock
 to common,
 August 1995
 (Note 10(a))              -     -  (1,312,500) (13,125)  201,916   2,019      11,106           -            -             -
Sale of common
 stock and
 warrants in the
 Company's
 initial public
 offering,
 August 1995,
 @ $6.50 per
 share, net of
 underwriters'
 discount,
 underwriters'
 expense
 allowance and
 other expenses
 of the offering
 (Note 2)                  -     -            -       - 1,200,000  12,000   5,813,703           -            -    5,825,703
Issuance of common
 stock upon
 exercise of the
 underwriters'
 overallotment
 option,
 September 1995,
 net of
 underwriters'
 discount and
 expenses (Note 2)         -     -            -       -   180,000   1,800   1,064,430           -            -    1,066,230
Issuance of common
 stock for the
 purchase of
 Netphone,
 November 1995
 (Note 12)                 -     -            -       -    80,000     800     239,200           -            -      240,000
Issuance of
 options for the
 purchase of
 Netphone,
 November 1995
 (Note 12)                 -     -            -       -         -       -         500           -            -          500
Issuance of common
 stock for
 settlement of
 legal fees @
 $5.38 per share,
 December 1995
 (Note 10(d))              -     -            -       -    27,907     279     149,721           -            -      150,000
Vesting of 5,000
 shares issued to
 an employee
 pursuant to a
 restricted grant,
 December 1995             -     -            -       -     5,000      50         138           -            -          188
Unrealized loss on
 investment in
 restricted stock
 (Note 12)                 -     -            -       -         -       -           -   (164,457)            -    (164,457)
Net loss for the
 year                      -     -            -       -         -       -           -           -  (3,560,292)  (3,560,292)
___________________________________________________________________________________________________________________________
Balance, March
 31, 1996                  -    $-            -      $- 2,446,729 $24,467  $9,150,209  $(164,457) $(6,134,192)   $2,876,027


           See accompanying notes to consolidated financial statements

                                NEW PARADIGM SOFTWARE CORP. and subsidiaries
                                  (a corporation in the development stage)

                                   Consolidated Statements of Cash Flows
                                                    (Note 11)



                                              Period from                                           Period from
                                              July 20, 1993                                         July 20, 1993
                                              (inception) to    Year Ended        Year Ended        (inception) to
                                              March 31, 1994    March 31, 1995    March 31, 1996    March 31, 1996
                                              --------------------------------------------------------------------
Cash flows from operating activities:
  Net Loss                                    $(593,317)        $(1,980,583)      $(3,510,292)      $(6,134,192)
  Adjustments to reconcile net loss to
   net cash used in operating activities:
    Depreciation and amortization                 28,158              82,604           134,138           244,900
    Gain on sale of assets                             -                   -          (24,482)          (24,482)
    Issuance of common stock for
      various expenses                            16,407                 459                 -            16,866
    Issuance of common stock to employee
      pursuant to a restricted grant                   -                   -               238               238
    Amortization of debt discount and
      deferred financing costs                         -              29,386           375,546           404,932
    Noncash interest expense                           -              39,755             3,110            42,865
    Changes in assets and liabilities:
      Increase in:
        Accounts receivable                      (4,000)            (25,519)          (78,544)         (108,063)
        Receivable from related party                  -                   -          (50,000)          (50,000)
        Other receivables and prepayments              -                   -         (108,560)         (108,560)
        Other assets                                   -                   -           (5,950)           (5,950)
      Increase (decrease) in:
        Accounts payable and accrued
          expenses                                     -             364,678         (144,337)           220,341
        Deferred revenue                           3,751             (3,751)            17,500            17,500
                                              __________________________________________________________________
          Total adjustments                       44,316             487,612           118,659           650,587
                                              __________________________________________________________________
          Net cash used in operating
            activities                         (549,001)         (1,492,971)       (3,441,633)       (5,483,605)
                                              __________________________________________________________________
Cash flows from investing activities:
  Purchases of property and equipment          (143,254)           (103,172)         (324,940)         (571,366)
  COPERNICUS development costs                         -                   -         (218,950)         (218,950)
  Sale of property and equipment                       -                   -             3,300             3,300
  Purchase of Netphone software                        -                   -         (280,000)         (280,000)
  Sale of Netphone software                            -                   -           193,532           193,532
  Patents, trademarks and organization
    costs                                       (17,136)            (60,000)           (5,985)          (83,121)
                                              __________________________________________________________________
         Net cash used in investing
           activities:                         (160,390)           (163,172)         (633,043)         (956,605)
                                              __________________________________________________________________
Cash flows from financing activities:
  Proceeds from sale of common stock
    to founding shareholders                   1,191,265                   -                 -         1,191,265
  Proceeds from private placements                     -           1,662,500           100,000         1,762,500
  Borrowings from shareholder                    185,683             348,676           107,283           641,642
  Repayment of debt                                    -           (130,000)       (1,632,500)       (1,762,500)
  Proceeds from bank loan                              -                   -           100,000           100,000
  Repayment of bank loan                               -                   -         (100,000)         (100,000)
  Repayment of shareholder loans                       -                   -         (175,234)         (175,234)
  Proceeds from exercise of 1993 warrants              -                   -            14,333            14,333
  Proceeds from Initial Public Offering
    of common stock and warrants, net                  -                   -         6,891,933         6,891,933
  Registration and financing costs                     -           (498,297)           392,040         (106,257)
                                             ___________________________________________________________________
         Net cash provided by
           financing activities                1,376,948           1,382,879         5,697,855         8,457,682
                                             ___________________________________________________________________
Net increase (decrease) in cash
  and cash equivalents                           667,557           (273,264)         1,623,179         2,017,472
Cash and cash equivalents, beginning
  of period                                            -             667,557           394,293                 -
                                             ___________________________________________________________________
Cash and cash equivalents, end
  of period                                     $667,557            $394,293        $2,017,472        $2,017,472
                                             ___________________________________________________________________


                             See accompanying notes to consolidated financial statements


        New Paradigm Software Corp. and Subsidiaries
          (a corporation in the development stage)
         Notes to Consolidated Financial Statements


1.  Organization
    and Summary of
    Accounting
    Policies         Organization

                     New    Paradigm    Software    Corp.    (a
                     corporation  in  the  development   stage)
                     (the  "Company"), a New York  corporation,
                     was   founded  in  July  1993  (originally
                     capitalized  by  Management  Technologies,
                     Inc.   -   see   Note 6)   and   commenced
                     operations   on  November 1,   1993.   The
                     Company   is  engaged  in  the   research,
                     development  and  marketing  of   computer
                     software    based    upon    a    software
                     architecture    acquired    from    Lancer
                     Holdings,   Inc.  ("Lancer"),  a   related
                     party (see Note 9(c)).
                     In      December 1995,     the     Company
                     incorporated        two       wholly-owned
                     subsidiaries,   New   Paradigm    Commerce
                     (formerly  known  as New Paradigm  Golden-
                     Link,  Inc.),  consisting  of  its  former
                     electronic   data   interchange    ("EDI")
                     division,  and  New  Paradigm  Inter-Link,
                     Inc. a subsidiary created to research  and
                     develop  commercial applications  for  the
                     Internet.
                     The  Company  had no significant  revenues
                     through  March 31, 1996 and its activities
                     had   been  limited  to  finalization   of
                     domestic  and  foreign patent  agreements,
                     organizational  and initial capitalization
                     activities,  research and  development  of
                     computer   software   products,    initial
                     marketing  activities and pilot  projects.
                     The  Company  completed its  first  direct
                     end-user   license   of   its   COPERNICUS
                     software   on   May 31,   1995   and,   on
                     February 15, 1996, signed contracts with two additional customers. In addition, pilot projects are underway at several large organizations.

                     Principles of Consolidation

                     The   consolidated  financial   statements
                     include  the  accounts of the Company  and
                     its    wholly-owned   subsidiaries.    All
                     material    intercompany   accounts    and
                     transactions are eliminated.

                     Basis of Presentation

                     The  accompanying  consolidated  financial
                     statements  have  been  prepared  assuming
                     that  the Company will continue as a going
                     concern.   The   Company   is    in    the
                     development   stage   and   has   incurred
                     significant  losses  since  its  inception
                     that  raise  substantial doubt  about  the
                     Company's   ability  to  carry   out   its
                     business  plan  and continue  as  a  going
                     concern  without additional  financing  or
                     equity.   Although   there   can   be   no
                     assurance of its success, management is aggressively seeking new business. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

                     Cash Equivalents

                     Cash  equivalents are comprised of  highly
                     liquid   debt  instruments  with  original
                     maturities  of  three  months   or   less,
                     principally money market accounts.

                     Investment in Equity Securities

                     Investment in restricted common  stock  is
                     accounted    for   in   accordance    with
                     Statement    of    Financial    Accounting
                     Standards   No.   115,   "Accounting   for
                     Certain  Investments in  Debt  and  Equity
                     Securities".  Under  Statement  No.   115,
                     debt and marketable equity securities  are
                     required to be classified in one of  three
                     categories:   trading,  available-for-sale
                     or   held   to  maturity.  The   Company's
                     investment  in  restricted  common   stock
                     qualifies   under   the   provisions    of
                     Statement  No.  115 as available-for-sale.
                     Such   securities  are  recorded  at  fair
                     value,  and unrealized holding  gains  and
                     losses,  net  of the related  tax  effect,
                     are  not  reflected in  earnings  but  are
                     reported   as  a  separate  component   of
                     shareholders' equity until realized.

                     Property, Equipment and Depreciation

                     Property  and  equipment  are  stated   at
                     cost.   Depreciation  is  computed   using
                     accelerated methods over the estimated useful lives of the assets, ranging from 5-7 years for financial and tax reporting purposes.

                     Deferred Costs and Intangible Assets

                     Deferred  registration costs were  charged
                     to   equity  upon  consummation   of   the
                     CompanyOs  initial  public  offering  (the
                     "IPO") (see Note 2).
                     The   unamortized  portion   of   deferred
                     financing  costs  in connection  with  the
                     Company's  private placements  outstanding
                     at  March  31, 1995 was written off  since
                     the  debt  was paid  upon consummation  of
                     the IPO.
                     Patents   and   related   trademarks   are
                     amortized  using the straight-line  method
                     over  17  years,  which is  the  estimated
                     useful life of the patents.
                     Software  rights are amortized  using  the
                     straight-line method over 5 years.
                     Copernicus    development    costs     are
                     amortized using the straight-line method over 5 years (see Product Development). Organization costs are amortized using the straight-line method over 5 years.

                     Revenue Recognition

                     Revenue   from   software   products    is
                     recognized upon delivery to the  customer.
                     The    Company's   contracts   with    its
                     customers provide for payment to  be  made
                     on  specified schedules which  may  differ
                     from   the   timing  of   recognition   of
                     revenue.  Customer advances  are  recorded
                     as  cash  payments received in advance  of
                     delivery.
                     Maintenance     fees    are     recognized
                     proportionately  over  the  term  of   the
                     maintenance  agreement.  Customer  service
                     fees  represent fees charged to  customers
                     for    installation,   configuration   and
                     modification  of  standard   software   to
                     customer   specifications.   Revenue    is
                     recorded as work is performed under the relevant arrangement.

                     Use of Estimates

                     The    preparation   of   the    financial
                     statements  in  conformity with  generally
                     accepted  accounting  principles  requires
                     management    to   make   estimates    and
                     assumptions   that  affect  the   reported
                     amounts  of  assets  and  liabilities  and
                     disclosure   of  contingent   assets   and
                     liabilities  at the date of the  financial
                     statements  and  the reported  amounts  of
                     revenues    and   expenses   during    the
                     reporting period. Actual results could differ from those estimates.

                     Fair Value of Financial Instruments

                     The  carrying  amounts of  cash,  accounts
                     receivable,   receivables   from   related
                     party,  other receivables and  prepayments
                     and   accounts  payable  approximate  fair
                     value because of the short maturity of these items.

                     Recent Accounting Standards

                     In  October 1995, the Financial Accounting
                     Standards   Board  issued   Statement   of
                     Financial  Accounting Standards  No.  123,
                     "Accounting  for Stock-Based Compensation"
                     ("SFAS  No. 123"). SFAS No. 123 encourages
                     entities  to  adopt the fair value  method
                     in  place  of the provisions of Accounting
                     Principles   Board   Opinion    No.    25.
                     OAccounting    for   Stock    Issued    to
                     Employees'   ("APB  No.  25"),   for   all
                     arrangements    under   which    employees
                     receive  shares of stock or  other  equity
                     instruments   of  the  employer   or   the
                     employer incurs liabilities to employees in amounts based on the price of the stock. The Company does not anticipate adopting the fair value method encouraged by SFAS No. 123 but will disclose such amounts on a proforma basis in the future. This statement will not affect the Company's financial position, operating results or liquidity.

                     Product Development

                     Costs  associated with product development
                     subsequent     to     establishment     of
                     technological    feasibility,    including
                     enhancements  to  software  products,  are
                     capitalized  and amortized as required  by
                     Statement    of    Financial    Accounting
                     Standards  No.  86,  "Accounting  for  the
                     Cost  of  Computer Software  to  Be  Sold,
                     Leased,  or Otherwise Marketed" ("SFASENo.
                     86").  Costs  incurred prior to  achieving
                     technological feasibility are expensed  as
                     incurred.  On  July 1, 1995,  the  Company
                     established technological feasibility  for
                     its   COPERNICUS  software   product   and
                     capitalized all enhancement and upgrade costs since that date as provided by SFAS No. 86.

                     Income Taxes

                     Income  taxes  are computed in  accordance
                     with   the  provisions  of  Statement   of
                     Financial  Accounting Standards  No.  109,
                     "Accounting   for  Income  Taxes"   ("SFAS
                     109"),   which   requires,   among   other
                     things,    a    liability   approach    to
                     calculating  deferred income  taxes.  SFAS
                     No.  109  requires a company to  recognize
                     deferred  tax liabilities and  assets  for
                     the  expected  future tax consequences  of
                     temporary    differences    between    the
                     carrying    amounts    of    assets    and
                     liabilities   for   financial    reporting
                     purposes  and the amounts used for  income
                     tax purposes. Deferred tax assets must  be
                     reduced   by  a  valuation  allowance   to
                     amounts expected to be realized.

                     Net Loss Per Share

                     Net   loss  per  share  is  based  on  the
                     weighted  average number of common  shares
                     outstanding  and  dilutive  common   stock
                     equivalents  during the periods.  For  the
                     year  ended  March 31,  1995  and  periods
                     ending previously, net loss per share  has
                     been  calculated  pursuant  to  Securities
                     and  Exchange Commission Staff  Accounting
                     Bulletin  No.  83,  whereby  common  stock
                     issued   for   consideration   below   the
                     expected    IPO    price    during     the
                     twelve-month    period    preceding    the
                     intended  IPO, together with common  stock
                     options  and  warrants issued during  such
                     period  with  exercise  prices  below  the
                     expected IPO price, have been included  in
                     the  calculation  of common  shares  using
                     the  treasury stock method as if they were
                     outstanding  for  all  periods  presented.
                     For  the year ended March 31, 1996, common
                     stock  options  and  warrants  outstanding
                     are  not  included in the  calculation  of
                     weighted  average number of common  shares
                     outstanding    as    their    effect    is
                     antidilutive.
                     A   portion  of  the  proceeds  from   the
                     Company's IPO of common stock was used  to
                     repay  long-term debt. If  such  debt  had
                     been  repaid  at  the  beginning  of   the
                     fiscal year ended March 31, 1996, with a portion of such proceeds, the Company's loss per share would have been $(1.76).


2. Initial Public    The   registration   statement   for   the
   Offering          Company's  IPO became effective on  August
                     11,  1995. The Company consummated the IPO
                     on  August 16,  1995 and issued  1,200,000
                     shares   of  common  stock  and  1,200,000
                     redeemable      warrants      ("Redeemable
                     Warrants"), each entitling the  holder  to
                     purchase one share of common stock  at  an
                     initial   exercise  price  of  $7.80   per
                     share.    In    September    1995,     the
                     underwriters  in  the  IPO  exercised  the
                     overallotment option granted  to  them  by
                     the    Company   and   purchased   180,000
                     additional  shares  of  common  stock  and
                     180,000 Redeemable Warrants upon the  same
                     terms and conditions as listed above.  The
                     Company  raised  proceeds  of  $6,891,933,
                     net     of     underwriters'     discount,
                     underwriters' expense allowance and  other
                     expenses of the IPO.
                       Each  Redeemable  Warrant  entitles  the
                     holder  to  purchase one share  of  common
                     stock   (subsequently  adjusted  to  1.029
                     common  shares per Redeemable Warrant)  at
                     an  exercise price of $7.80 per Redeemable
                     Warrant  (subsequently adjusted  to  $7.58
                     per    Redeemable   Warrant)   during    a
                     four-year  exercise period  commencing  on
                     August 11,  1996,  one  year   after   the
                     anniversary  of  the IPO.  The  Redeemable
                     Warrants  may be redeemed by  the  Company
                     after  November 11, 1996,  upon  30  days'
                     prior  written notice, at a price of  $.10
                     per  warrant,  provided that  the  average
                     closing bid quotation of the common  stock
                     as   reported   on   the  over-the-counter
                     market  or  the  closing  sale  price,  if
                     listed  on a national securities exchange,
                     during  a period of 20 consecutive trading
                     days  ending within 10 days prior  to  the
                     date  of  such notice shall  be  not  less
                     than  $9.75,  subject  to  adjustment   in
                     certain     circumstances    (subsequently
                     adjusted  to  $9.48).  The  Company   also
                     issued   to  the  representative  of   the
                     underwriters warrants to purchase  120,000
                     shares   of   common  stock  (subsequently
                     adjusted to 123,480 common shares)  at  an
                     exercise   price   of  $7.80   per   share
                     (subsequently  adjusted   to   $7.58   per
                     share) and 120,000 Redeemable Warrants at an exercise price of $.12 per Redeemable
                     Warrant.

3. Property and      Property  and  equipment consists  of  the
   Equipment         following:

                     March 31,                  1995     1996
                     __________________________________________
                     Computer equipment      $101,204  $273,800
                     Software                  87,627   182,028
                     Furniture and fixtures    30,787    74,200
                     Telephone system          26,925    37,262
                                             ------------------
                                              246,543   567,290
                     Less: Accumulated
                     depreciation and
                     amortization             102,114   214,326
                                              -----------------
                                             $144,429  $352,964
                     __________________________________________



4. Deferred          As  of  March 31,  1995, the  Company  had
   Registration deferred registration costs of $140,000 and Financing relating to expenses (primarily
   Costs             professional fees) in connection with  the
                     IPO   and  deferred  financing  costs   of
                     $265,000  ($263,687 net  of  amortization)
                     related  to  the financings  discussed  in
                     Note 7.  Upon consummation of the IPO,  on
                     August 16,  1995,  the aggregate  deferred
                     registration   costs   were   charged   to
                     additional   paid-in   capital   and   the
                     unamortized deferred financing costs were written off.

5. Other Assets      Other assets are summarized as follows:

                     March 31,                  1995       1996
                     ------------------------------------------
                     Copernicus
                     development costs        $     -  $218,950
                     Patents                   65,304    70,890
                     Trademarks                11,375    11,375
                     Software rights            6,250     6,250
                     Organization costs         4,487     4,487
                     Security deposits              -     6,350
                     __________________________________________
                                               87,416   318,302
                     Less: Accumulated
                     amortization               7,452    27,036
                     ------------------------------------------
                                              $79,964  $291,266
                     ------------------------------------------



6. Due to            In  September   1994, the Company  entered
   Shareholder       into  a  subordinated financing  agreement
                     with     Management   Technologies,   Inc.
                     ("MTI"),  pursuant to which  $466,409  due
                     to  MTI  became  a long-term  subordinated
                     liability.   The  principal  and   accrued
                     interest   on   this   subordinated   debt
                     aggregated  $488,174  on  March 31,  1995.
                     The  remaining balance due to  shareholder
                     of  $67,951  on March 31, 1995 represented
                     accrued rent owed to MTI.
                     The   Company  and  MTI  entered  into   a
                     settlement  agreement dated as of  May 26,
                     1995  which  provided for the cancellation
                     of  the  principal of and accrued interest
                     on  the subordinated notes ($491,284 as of
                     May 26,  1995) and MTI's 200,000  warrants
                     issued  in connection with an October 1993
                     private  placement. This cancellation  was
                     in   exchange  for  warrants  to  purchase
                     180,000 shares of common stock at an exercise price on $3.75 per share.
                     The warrants are exercisable until three years after completion of the IPO and are redeemable at a nominal consideration if the market price of the common stock exceeds $7.50 for 20 consecutive days.

7. Notes Payable     (a) On   October 20,  1994,  the   Company
                         completed   a  private  placement   of
                         notes,  warrants and 28,000 shares  of
                         Series A   preferred   stock,   on   a
                         post-split basis (see Note 10(a)).
                         Notes  sold  in the private  placement
                         bore  interest  at 10%  per  annum  to
                         April 24,  1995,  12%  per  annum   to
                         October 1995,   14%   per   annum   to
                         April 1996  and  16% per  annum  until
                         maturity.  The  notes matured  at  the
                         earlier  of  October 20, 1996  or  the
                         closing   of   certain   transactions,
                         including  a  merger  or  an  IPO.  On
                         March 23,  1995,  $130,000   of   this
                         debt,  with  accrued interest  thereon
                         of  $6,508, was repaid. The face value
                         of  the  remaining debt  on  March 31,
                         1995  was  $320,000.  The  unamortized
                         original issue discount ("OID")  based
                         on  an  imputed interest rate  of  24%
                         was  $28,800 as of March 31, 1995.  At
                         March 31,  1995, accrued  interest  of
                         $13,450   remained  unpaid  on   these
                         notes.
                     (b) On   March 24,   1995,   the   Company
                         completed  a second private  placement
                         of   notes,   warrants  and  1,212,500
                         shares  of  SeriesEB  preferred  stock
                         (see Note 10(b)).
                         Notes   sold  in  the  second  private
                         placement  bore interest  at  10%  per
                         annum  and  matured at the earlier  of
                         March 24,  1997 or the  completion  of
                         the IPO. The unamortized OID based  on
                         an  imputed interest rate of  48%  was
                         $189,689  as  of  March 31,  1995.  At
                         March 31,  1995, accrued  interest  of
                         $4,540   remained  unpaid   on   these
                         notes.
                         On    April 13,   1995   the   Company
                         received   a  further  $100,000   with
                         respect   to   this   second   private
                         placement  and issued notes,  warrants
                         and   100,000   shares   of   SeriesEB
                         preferred stock.
                     The  notes  issued in 1994 and  1995  were
                     repaid  from  the  proceeds  of  the  IPO.
                     These  notes  were secured by  a  security
                     interest  in  all assets of  the  Company.
                     This  security  interest  terminated  upon
                     repayment of the notes.
                     The   costs  associated  with  the   above
                     private placements totaled $358,423 and these costs were allocated to deferred financing costs ($265,000 - Note 4) and costs of issuance of Series A Preferred
                     Stock  ($43,423)  and Series  B  Preferred
                     Stock ($50,000).

8. Income Taxes      The    Company's   net   operating    loss
                     carryforwards  and  deferred   tax   asset
                     account are approximately as follows:

                                              Net
                     Period                   operating      Net
                     ended       Year of      loss on        deferred
                     March 31,   expiration   carryforward   tax asset
                     _________________________________________________
                     1994        2009         $  589,000           $ -
                     1995        2010          1,954,000             -
                     1996        2011          3,542,000             -
                     -------------------------------------------------
                                              $6,085,000           $ -



                     The    tax   benefit   of   these   losses
                     (approximately  $1,200,000 and  $2,786,000
                     at  March 31,  1995 and 1996 respectively)
                     is  subject to significant limitations due
                     to  the  change in control for income  tax
                     purposes resulting from the Company's  IPO
                     in  August 1995. The tax benefit of  these
                     losses  has  been  fully  reserved  by   a
                     valuation  allowance of  the  same  amount
                     due    to    the   uncertainty   of    its
                     realization.





9. Commitments      (a)Leases
   and
   Contingencies
                        As  of March 31, 1995, the Company  was
                        leasing  its New York sales and  office
                        space  on  a  monthly basis  from  MTI.
                        Effective   September 1,   1995,    the
                        arrangement  with  MTI  was  terminated
                        and    the    Company   is    presently
                        negotiating  lease terms directly  with
                        the  landlord.  The  Company's  Atlanta
                        sales   office   is   leased    on    a
                        month-to-month basis.
                        Rent   expense  for  the  years   ended
                        March 31,  1995  and 1996  amounted  to
                        approximately  $102,000  and  $202,000,
                        respectively.
                    (b)Employment Agreements
                        The  Company  entered  into  employment
                        agreements  with two of  its  executive
                        officers,    including    its     chief
                        executive   officer.   The   agreements
                        provide  for aggregate annual  salaries
                        of  $325,000 through 1999 plus  bonuses
                        based  on  net earnings of the Company.
                        The  executives  agreed  to  waive   an
                        aggregate  of  $75,000 of their  annual
                        base   salaries  (which  is  not  being
                        accrued)   until  such  time   as   the
                        Company  is  able to report  a  pre-tax
                        annual profit in excess of $75,000.  In
                        connection    with    the    employment
                        agreements, the Company issued  certain
                        common  stock and other options to  the
                        officers  (see Note 9(d)). In addition,
                        the  Company  has agreed to  pay  death
                        benefits aggregating $2,000,000 to  the
                        beneficiaries of the two officers.  The
                        Company  has  obtained  life  insurance
                        policies  to fund these death benefits.
                        Further, the Company has obtained  "key
                        man"  insurance policies for  which  it
                        is    the    beneficiary    aggregating
                        $2,500,000.  The  employment  agreement
                        of  the  chief  executive  officer  has
                        been amended so that he will be paid  a
                        bonus  if  certain  sales  levels   are
                        attained.

                        The employment of one of the executive officers was terminated in march 1996 when his visa to work in the United States expired. The company expects to reemploy this executive officer if and when his appplication for permanent resident status is granted.

                        The   Company  has  entered   into   an
                        employment   agreement   with   another
                        officer. The agreement provides  for  a
                        minimum    annual    compensation    of
                        $100,000,   plus  commissions   through
                        1997.
                        The   Company  had  entered   into   an
                        employment  agreement with  an  officer
                        to  serve as president of a division of
                        the  Company.  The  agreement  provided
                        for  a  minimum annual compensation  of
                        $85,000   through  1999  and  incentive
                        compensation  dependent on  achievement
                        of   gross  revenue  levels   for   the
                        division.   Subsequent  to  March   31,
                        1996,  this  officer left  the  Company
                        and   the   employment  agreement   was
                        terminated  and  a termination  fee  of
                        $50,000 was paid to this officer.
                    (c)License Agreement
                        In  August  1993,  the Company  entered
                        into  a licensing agreement with Lancer
                        Holdings,   Inc.  ("Lancer")  (formerly
                        known  as  Mark Blundell & Associates),
                        of  which  Mark Blundell, the President
                        and  Chief  Executive  Officer  and   a
                        director,  and John Brann,  a  director
                        and  consultant  and  former  executive
                        officer  of the Company are controlling
                        shareholders.   On  October 27,   1993,
                        133,333  shares  of common  stock  were
                        issued   to   Lancer  and   valued   at
                        Lancer's  basis  (nominal  value)   and
                        recorded  at  the  par  value  of   the
                        shares  issued (500,000 common  shares,
                        pre-split, at $0.01 per share).  Lancer
                        was  the  owner of certain intellectual
                        property   rights   including    rights
                        relating  to certain computer  software
                        and    documentation    (the    "Lancer
                        rights").  The  agreement  granted  the
                        Company    the   exclusive    worldwide
                        license   to  sublicense  software   in
                        return  for  royalty  payments  to  the
                        licensor.
                        In  March  1995,  the Company  acquired
                        the Lancer rights for 33,333 shares  of
                        common  stock  and 33,333  noncallable,
                        transferable   warrants   to   purchase
                        shares  of  common  stock,  subject  to
                        adjustment        under         certain
                        circumstances.  The  common  stock  was
                        valued   at  Lancer's  basis   (nominal
                        value)  and recorded at the  par  value
                        of  the  shares issued (125,000  common
                        shares  pre-split, at $0.01 per share).
                        Such  warrants will expire  five  years
                        after  their issue date. These warrants
                        include  a  cashless exercise provision
                        which   allows   Lancer  to   surrender
                        warrants  in  payment for the  exercise
                        thereof.

                    (d)Loss of Key Employee
                        On  March 18,  1995, the employment  of
                        an   executive  of  the   Company   was
                        terminated  due to the  fact  that  his
                        visa  expired  and  he  was  no  longer
                        eligible  to  work  in  the  U.S.   The
                        Company  paid  him a severance  payment
                        aggregating $25,000.

10. Shareholders'
    Equity
    (Capital
    Deficit)         (a) Preferred Stock

                        The     Company's    Certificate     of
                        Incorporation  authorizes  issuance  of
                        10,000,000  shares of preferred  stock.
                        In   September 1994,   the   Board   of
                        Directors   subdivided  the   preferred
                        stock  to  create a Series A  preferred
                        stock     with     1,000,000     shares
                        authorized.   On   October 24,    1994,
                        105,000  shares of Series A convertible
                        preferred  stock ("A Preferred"),  each
                        convertible   into   one    share    of
                        commonEstock,    were     issued     in
                        connection   with  the   October   1994
                        private  placement (see Note 7(a)).  On
                        April 18,     1995,     the      common
                        shareholders   and  the   A   Preferred
                        shareholders   approved  a   1-for-3.75
                        reverse  stock  split  of  the   common
                        stock  and the A Preferred. As a result
                        of   this  reverse  stock  split,   the
                        outstanding shares of A Preferred  were
                        reduced  to 28,000. Upon completion  of
                        the  IPO,  these shares of A  Preferred
                        were  converted into shares  of  common
                        stock  on a one-for-one basis  and  all
                        of  the  shares  of  A  Preferred  were
                        retired  and restored to the status  of
                        authorized  but  unissued   shares   of
                        Preferred Stock.
                        In    February 1995,   the   Board   of
                        Directors   subdivided  the   preferred
                        stock  to  create a Series B  preferred
                        stock     with     2,000,000     shares
                        authorized.    On    March 23,    1995,
                        1,212,500  shares of SeriesEB preferred
                        stock ("B Preferred "), par value  $.01
                        per   share,  were  issued  (see   Note
                        7(b)).    On   April 13,    1995,    an
                        additional 100,000 shares of  Series  B
                        Preferred  Stock were issued (see  Note
                        7(b)). The  shares of B Preferred  were
                        convertible into a number of shares  of
                        common  stock  equal to the  number  of
                        shares  of  B Preferred to be converted
                        multiplied  by  $1.00  divided  by  the
                        price at which common stock is sold  by
                        the  Company in an IPO. Upon completion
                        of   the   IPO,  these  shares   of   B
                        Preferred  were converted  into  shares
                        of  common stock on a 1-for-3.75  basis
                        and  all  of the shares of B  Preferred
                        were   retired  and  restored  to   the
                        status   of  authorized  but   unissued
                        shares of preferred stock.
                    (b)Warrants
                        At   March 31,  1995  and   1996,   the
                        Company  has  outstanding  warrants  as
                        follows:

                        Number of common     Exercise
Warrants issued         shares issuable      price       Expiration
in connection with         March 31,         per share   date
                        1995     1996
- - -------------------------------------------------------------------------
October 1993
 private placement      229,250          -   $6.00       December 1998
October 1994
 private placement      310,668    310,668   $3.75       October 1999
March 1995
 private placement      145,500    149,720   $7.58       August 11, 2000(i)
March 1995
 private placement       14,400     14,400   $4.88       March 2000(ii)
March 1995 software
 rights acquisition      33,333     33,333   $5.63       March 2000
April 1995 private
 placement               12,000     12,348   $7.58       August 11, 2000(i)
May 1995 settlement
 agreement with MTI           -    180,000   $3.75       August 11, 1998
August 1995 initial
 public offering
 Redeemable Warrants          -  1,234,000   $7.58       August 11, 2000
August 1995
 representative warrants      -    123,480   $7.58       August 11, 2000
August 1995
 Redeemable Warrants
 issuable upon exercise
 of representative's
 warrants                     -    123,480   $7.58       August 11, 2000(iii)
September 1995
 exercise of
 underwriters'
 overallotment option
 for Redeemable
 Warrants                     -    185,220   $7.58       August 11, 2000
October 1995
 Electric Magic Options       -     50,000   $6.00       October 9, 1998
October 1995
 Omotsu Warrants              -     80,000   $7.80       August 11, 2000


                             (i)  Effective upon completion of  the
                          IPO, these warrants were exchanged  by
                          the  holders  for Redeemable  Warrants
                          exercisable  for  an equal  number  of
                          shares  and  the warrants will  expire
                          upon the fifth anniversary of the IPO.
                             (ii)  These  warrants were exercisable
                          at  $.75 per warrant for an additional
                          14,400 warrants with an exercise price
                          of $11.25 per share. Prior to the IPO,
                          they  were  surrendered by the  holder
                          for cancellation.
                             (iii)  The  representativeOs  warrants
                          require  payment of an exercise  price
                          of   $.12   per   Redeemable   Warrant
                          issuable   upon   exercise   of    the
                          representativeOs warrants.
                      (c)Common Stock
                             On   incorporation  (July 1993),   the
                          Company  granted employees  rights  to
                          stock  at  par value that  would  vest
                          based  on future employment. The total
                          number  of  shares offered under  such
                          agreements was 87,762, of which 64,201
                          were  issued  during the period  ended
                          March 31,  1994,  12,228  were  issued
                          during the year ended March 31,  1995,
                          6,333  were  issued  during  the  year
                          ended  March 31, 1996 and 5,000 remain
                          to be issued as of March 31, 1996.
                             On April 18, 1995, the shareholders of
                          the   Company  approved  a  1-for-3.75
                          reverse  stock  split  of  the  common
                          stock.  This reverse stock  split  has
                          been  retroactively reflected  in  the
                          accompanying  consolidated   financial
                          statements as of inception.
                      (d)Issuance  of  Common  Stock  for  Legal
                      Fees
                          On   November 21,  1995,  the  Company
                          entered  into  an agreement  with  its
                          corporate counsel, Chadbourne &  Parke
                          LLP   ("C&P"),  to  settle  its   then
                          outstanding  legal fees.  The  Company
                          settled  $450,000 of  the  outstanding
                          balance  to C&P by payment to  C&P  of
                          $300,000 in cash and 27,907 shares  of
                          common stock valued at $150,000.
                      (e)Stock Option Plan
                             The  Company  adopted a  stock  option
                          plan  (the  "Option Plan"),  effective
                          AprilE8,  1994, which was approved  by
                          the shareholders on SeptemberE3, 1994.
                          The Option Plan provides for the grant
                          of   options  to  qualified  employees
                          (including officers and directors)  of
                          the  Company  to  purchase  up  to  an
                          aggregate of 266,667 shares of  common
                          stock. The Option Plan is administered
                          by   a   committee  (the  "Committee")
                          appointed  by the Board of  Directors.
                          The  Committee may, from time to time,
                          grant options under the Option Plan to
                          such  key  employees as the  Committee
                          may determine, provided, however, that
                          the  Committee may not grant incentive
                          stock options ("Incentive Options") to
                          any  key  employee who is not  in  the
                          regular  full-time employment  of  the
                          Company.  Options  granted  under  the
                          Option   Plan  may  or  may   not   be
                          "incentive  stock options" as  defined
                          in    the   Internal   Revenue   Code,
                          depending  upon the terms  established
                          by the Committee at the time of grant.
                          The  exercise price shall not be  less
                          than  the  fair market  value  of  the
                          Company's common stock as of the  date
                          of  the grant (110% of the fair market
                          value  if  the  grant is an  Incentive
                          Option  to  an employee who owns  more
                          than  10% of the total combined voting
                          power  of all classes of stock of  the
                          Company).  Options granted  under  the
                          Option  Plan are subject to a  maximum
                          term of 10 years.
                             In  April  1995, options  to  purchase
                          99,466  shares of common stock  at  an
                          exercise price of $4.50 per share were
                          granted  and  became  exercisable   in
                          April 1996.
                             In  November 1995, options to purchase
                          124,400 shares of common stock  at  an
                          exercise  price  of $5.125  per  share
                          were  granted. Such options will  vest
                          and become exercisable on November 30,
                          1996.
                      (f)Directors' Stock Options
                             Two  current and two former  directors
                          have   received  options  to  purchase
                          10,000  units,  each  at  an  exercise
                          price  of  $5  per  unit,  each   unit
                          consisting  of  one  share  of  common
                          stock  and  a warrant to purchase  one
                          share  of  common stock at an exercise
                          price of $6 per share. The options are
                          outstanding    and   exercisable    at
                          March 31, 1995 and 1996.
                             In  November 1995, the Company  issued
                          to   each  of  its  outside  directors
                          options  to purchase 10,000 shares  of
                          common  stock at an exercise price  of
                          $5.125  per  share exercisable  on  or
                          after November 30, 1996. These options
                          expire on November 30, 2000
                             In April 1996, the Company issued to a
                          current  director options to  purchase
                          10,000  shares of common stock  at  an
                          exercise  price  of $5.125  per  share
                          exercisable  on  or  after  April  24,
                          1997.
                      (g) Pursuant to the terms of the aquisition
agreement on October 9, 1995 with Electric Magic Co. for Netphone
(see Note 12), the company issued to Electric Magic options to purchase 50,000 shares of common stock at an exercise price of $6.00 per share,
expiring in October 1998.   In addition, the Company issued to a third
party (Omotsu Holdings Limited), in consideration of its surrender of rights to acquire Netphone, warrants to buy 80,000 shares of common stock at an exercise price of $7.80 per share expiring
August 11, 2000.  (See Note 12)



11.  Supplemental
     Disclosures
     of Cash Flow
     Information

                        Period from                            Period from
                        July 20, 1993                          July 20, 1993
                        (inception) to      Year Ended         (inception) to
                        March 31, 1994       March 31,         March 31, 1996
                                         1995       1996
- - -----------------------------------------------------------------------------
Cash paid during the
 period for:
   Interest                        -     $6,508    $ 60,614   $ 67,122
- - ----------------------------------------------------------------------------
   Income taxes                    -     $1,600           -   $  1,660
- - ----------------------------------------------------------------------------
Supplemental disclosures
 of noncash investing
 activities:

   Issuance of common stock
    for software rights       $5,000     $1,250    $      -   $  6,250
   Issuance of common stock
    for services               4,030          -           -      4,030
   Conversion of MTI debt
    to paid-in capital             -          -     491,284    491,284
   Issuance of common stock
    for the purchase of
    Netphone                       -          -     240,000    240,000
   Issuance of common stock
    for legal services             -          -     150,000    150,000
- - ------------------------------------------------------------------------------


12.  Acquisition of
     Netphone        On  October 9,  1995, the Company  acquired
                     Netphone,   a   software   package,   from
                     Electric   Magic   Co.  in   exchange   for
                     $200,000  in  cash and options  to  acquire
                     50,000   shares  of  the  Company's  common
                     stock valued at $500. This product allows users of Macintosh to conduct long distance conversations over the Internet for the cost of local Internet access. The Company paid a third party (Omotsu Holdings Limited) $80,000 in cash and issued 80,000 shares of restricted common stock and warrants to acquire 80,000 shares of the Company's common stock valued at $240,000 (market value $520,000) for surrendering its rights to acquire Netphone.

                     On   October 31,  1995,  the  Company  sold
                     Netphone     to    Camelot     Corporation
                     ("Camelot")  for $193,532 in  cash,  67,470
                     shares   of  Camelot's  restricted   common
                     stock  valued at $350,000 and an  agreement
                     by  Camelot to pay the Company  a  fee  for
                     each  unit  sold by Camelot in the  future.
                     This   resulted  in  a  gain   of   $23,032
                     included in gain on sale of assets in the consolidated statements of operations. On
                     March 31, 1996, the market value of the Camelot restricted stock had decreased to $185,543 resulting in an unrealized loss of $164,457 which has been reflected in the consolidated statement of shareholders' equity.

13 Employee          Effective  FebruaryE15, 1996,  the  Company
 .  Benefit Plan      implemented  a 401(k) profit  sharing  plan
                     covering   substantially   all   employees.
                     Contributions  to  the  plan  are  at   the
                     discretion  of the Board of Directors.  The
                     Board did not elect to make a contribution for the year ended MarchE31, 1996.

14 Related Party     (a) Effective  March 31, 1996, the  Company
 .  Transactions          entered  into a five-year  value  added
                         reseller    agreement    with     Petra
                         Corporation     ("Petra").      Petra's
                         president  is  a consultant  to  and  a
                         former  director  of the  Company.  The
                         Company  granted to Petra the right  to
                         license  and  distribute the  Company's
                         COPERNICUS  software program integrated
                         with Petra's products.
                         In  exchange for granting this license,
                         the   Company  will  receive   $100,000
                         within  180 days of the effective  date
                         of  this agreement and $100,000  within
                         90  days  of  the delivery  date  of  a
                         second   platform  of  the   Copernicus
                         software   program.  The  Company   has
                         verbally  agreed  to  pay  a   fee   of
                         $100,000  to  another  company   if   a
                         second   platform   is   licensed.   In
                         addition,  Petra  agreed  to  pay   the
                         Company an annual royalty fee for  each
                         license sold in the future.
                         At    March 31,   1996,   the   Company
                         recorded  revenue (included in software
                         and   licensing  fees)  and  a  related
                         receivable  of  $100,000 in  connection
                         with this agreement.
                     (b) During  the years ended March 31,  1995
                         and 1996, the Company incurred fees  of
                         approximately $11,400 and $18,000 to  a
                         consulting firm owned by the  Company's
                         Chairman of the Board of Directors.
                     (c) During  the years ended March 31,  1995
                         and    1996,   the   Company   incurred
                         marketing    fees   of    approximately
                         $36,000  and $72,000 to a firm where  a
                         Company director is employed.

15. Major             Revenues  from  four major  customers  for
    Customers         the  year  ended March 31, 1996  accounted
                     for  approximately 64%  of  the  CompanyOs
                     total  revenues.  Amounts receivable  from
                     these   customers  at   March   31,   1996
                     accounted for approximately 44% of the Company's accounts receivable.