Form 10QSB
period 1996-06-30
NEW PARADIGM SOFTWARE CORP
filed 1996-08-14
CIK 933733

Conformed Copy

                   SECURITIES AND EXCHANGE COMMISSION
                        WASHINGTON, D.C. 20549
                             FORM 10-QSB

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
OF 1934


For the quarterly period ended June 30, 1996

                                   OR

TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________ to

                   Commission File Number : 0-26336


________________________New Paradigm Software Corp._________________________
        (Exact name of Registrant as specified in its charter)

____________New York___________	        _______________13-3725764___________
(State or other jurisdiction of   		    (I.R.S. Employer Identification No.)
incorporation or organization)

              	        				  335 Madison Avenue
__________________________New York, New York 10017__________________________
                (Address of principal executive offices)

                     _________(212) 557-0933________
                     (Registrant's telephone number)


(Former name, former address and former fiscal year, if changed since last report)

Check whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes _X_ No ___

State the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

_______________Class__________________  __Outstanding as of February 10, 1995__
Common Stock, par value $.01 per share		                2,446,729

Transitional Small Business Format (Check one): Yes___ No _X_


                                   PART I
                           FINANCIAL INFORMATION

Item 1.	Financial Statements

Financial statements are included herein following Part II, Item 6. These statements are unaudited, but reflect all adjustments that, in the opinion of management, are necessary to provide a fair statement of the results for the periods covered. All such adjustments are of a normal recurring nature except where stated.

Item 2.	Management's Discussion and Analysis of Financial Condition and
		      Results of Operations.

General

New Paradigm Software Corp. (the "Company") is engaged in the development, marketing, licensing and support of its COPERNICUS(TM) software for large-scale computer users. Most large organizations have many different computer systems. The need to pass information among those often incompatible systems is growing rapidly. Passing information among disparate computer systems is called "systems integration." COPERNICUS automates systems integration by converting data entered into or generated by one program or system into the form needed by another program or system. The Company believes that its customers can achieve systems integration using COPERNICUS in a more timely and cost effective way than the traditional approach of writing custom software on a case-by-case basis. An application for a United States patent on COPERNICUS is pending.

The Company was formed in July 1993 and the results of operations for the period from July 20, 1993 (inception) to June 30, 1995 reflect start-up costs and the costs of developing and commercializing the Company's software.

The Company has also established two subsidiaries, New Paradigm Commerce, Inc. ("NPC") (formerly New Paradigm Golden Link), which provides electronic data interchange ("EDI") services (the conveying of business documents electronically), and New Paradigm Inter-Link, Inc., which was created to research and develop commercial applications for the Internet.

The Company's revenues consist of license fees for the Company's COPERNICUS software, maintenance fees and COPERNICUS pilot project fees. The Company's NPC subsidiary charges fees primarily on a per transaction basis.

The Company's revenues and profitability may vary significantly both in the case of consecutive quarters and in the case of a quarter compared to the corresponding quarter of the preceding year. Such variations may result from, among other factors, lengthy pilot testing for COPERNICUS and any other New Paradigm application that the Company might develop, timing of new product and service introductions by the Company and its competitors, changes in levels of the Company's operating expenditures, including the Company's expenditures on research and development, the size and timing of customer orders, the amount and timing of royalty payments and license fees by licensees, as well as consulting, training and maintenance fees, increased competition, reduced prices, the effect of currency exchange rate fluctuations, delays in the development of new products, the costs associated with the introduction of new products and the general state of national and global economies. The Company expects to derive substantially all of its revenues from royalties and license fees, and consulting, training and maintenance fees. Accordingly, the Company's revenues will vary with the demand for its products and services. In addition, the Company expects that it typically will require significant advance payments from customers upon establishing a new licensing arrangement. The New Paradigm Commerce subsidiary's current customers are principally involved in selling goods to the retail industry. All changes that could affect the retail industry would strongly affect this subsidiary's revenues. Accordingly, the timing of receipt of payments and the recognition of revenues in a given period could result in significant periodic fluctuations in liquidity and financial results. As a result of such factors, the Company's revenues and profitability for any particular quarter are not necessarily indicative of any future results. Fluctuations in quarterly results may also result in volatility in the price of the Company's securities.

Based on the Company's current plan of operations it is anticipated that the remaining net proceeds from the IPO and the Company's expected operating revenues will provide sufficient working capital until late 1996. The Company will need additional financing prior to late 1996 and thereafter if demand for COPERNICUS is sufficiently great to require expansion at a faster rate than anticipated, or if research and development expenditures or the extent of service and customer support that the company is required to provide are greater than expected or other opportunites arise which require significant investment. Additionally, the Company may require significant additional financing to complete any acquisition. If financing is required, such financing may be raised through additional equity offerings, joint ventures or other collaborative relationships, borrowings and other sources. There can be no assurance that additional financing will be available or, if it is available, that it will be available on acceptable terms. If adequate funds are not available to satisfy either short or long-term requirements, the Company may be required to limit its operations significantly and may be unable to carry out its plan of operation.

Comparison of fiscal quarters

1. Changes in Financial Condition

As of July 1, 1995 the Company recognized the technological feasibility of its COPERNICUS product. According to FASB# 86 the Company is therefore required to capitalize its COPERNICUS development costs incurred since that date.


2. Results of Operations

The Company's revenue increased 265% from $71,952 for the quarter ended June 30, 1995 to $262,942 for the quarter ended June 30, 1996 due to increased maintenance fees, increased initial license fees for COPERNICUS and the increase in customers and activity of the New Paradigm Golden Link division.

The Company's operating expenses rose 62% from $647,559 for the quarter ended June 30, 1995 to $1,048,600 for the quarter ended June 30, 1996. The increase was primarily due to an increase in the number of employees.

The components of the operating expenses are as follows:

Professional fees decreased 49% from $151,269 for the quarter ended June 30, 1995 to $77,730 for the quarter ended June 30, 1996. The higher professional fees for the quarter ended June 30, 1995 were due to legal fees incurred in preparation for its initial public offering.

General and administrative costs increased 175% from $206,778 for the quarter ended June 30, 1995 to $569,303 for the quarter ended June 30, 1996. This was primarily due to an increase in staff. The Company had 16 employees on June 30, 1995 and 36 on June 30, 1996.

Marketing costs rose 175% from $113,014 for the quarter ended June 30, 1995 to $311,233 for the quarter ended June 30, 1996. This was primarily due to the increase in personnel in the sales and marketing area from 2 on June 30, 1994 to 7 on June 30, 1995, costs relating to an advertising campaign in trade magazines and and increase in the amount of marketing materials being produced and distributed.

Research and development costs in respect of COPERNICUS are no longer expensed by the Company. According to FASB# 86, "Accounting for Costs of Computer Software to be Sold, Leased, or Otherwise Marketed", the Company believes it is now required to capitalize its COPERNICUS research and development expenses. Capitalized software expenses consist principally of salaries and certain other expenses related to development and modifications of COPERNICUS capitalized in accordance with the provisions of FASB# 86. Amortization of capitalized software costs is provided at the greater of the ratio of current product revenue to the total of current and anticipated product revenue or on a straight-line basis over the estimated economic life of the software, which is not more than five years. $81,250 was capitalized during the quarter ended June 30, 1996.

Occupancy costs fell 37% from $65,711 for the quarter ended June 30, 1995 to $41,273 for the quarter ended June 30, 1996. This was due to the Company securing a lease with more favorable terms for its New York offices.

The Company currently requires all of its overseas customers to pay in US dollars and the vast majority of its expenses are in US dollars. The Company does not presently engage in any hedging activities with respect to foreign currency exchange rate risks.

Part II. Other Information

Item 6. Exhibits and Reports on Form 8-K.

(a) The following exhibits are filed with this quarterly report on Form 10-QSB:

 Exhibit 11.	Statement re: computation of per share earnings (losses).

(b) The following reports have been filed on Form 8-K since March 31, 1996.

    1) June 21, 1996, New Paradigm Announces $500,000 Enterprise license for Delta Airlines through Transquest.



                        NEW PARADIGM SOFTWARE CORP. and subsidiaries

                                   Consolidated Balance Sheets


                                                                               June 30,
                                                                    -----------------------------
                                                                         1995            1996
                                                                     (unaudited)     (unaudited)
                                                                    -------------   -------------
Assets
  Current:
     Cash and cash equivalents                                      $     73,952    $    947,918
     Accounts receivable                                                 169,810         347,596
     Receivable from related party                                             -          50,000
     Other receivables and prepayments                                         -         148,644
                                                                    -----------------------------
       Total current assets                                              243,762       1,494,158
Property and equipment, less accumulated depreciation and
 amortization                                                            181,596         344,889
Deferred registration and financing costs, less accumulated
 amortization                                                            832,417               -
Investment in restricted common stock at market value                          -         185,543
Other assets, less accumulated amortization                               82,171         402,571
                                                                    -----------------------------
                                                                    $  1,339,946    $  2,427,161
                                                                    _____________________________

Liabilities and Shareholders' Equity (Capital Deficit)
Current:
  Accounts payable and accrued expenses                             $  1,018,351    $    247,893
  Deferred revenue                                                        72,442          72,375
  Short term bank loans                                                  100,000               -
  Due to shareholder                                                     139,860               -
                                                                    -----------------------------
    Total current liabilities                                          1,330,653         320,268
Long-term debt:
  Promissory notes (net of unamortized discount of $218,489 and
   none) at discounted amount (face value of $1,532,500 and none)      1,577,752               -
                                                                    -----------------------------
    Total liabilities                                                  2,908,405         320,268
                                                                    -----------------------------
Shareholders' equity (capital deficit):
  Preferred stock, $.01 par value - shares authorized 10,000,000:
    Series A shares authorized, 1,000,000 and none; issued and
     outstanding 28,000 and none                                             280               -
    Series B shares authorized 2,000,000 and none; issued and
     outstanding 1,212,500 and none                                       13,125               -
  Common stock, $.01 par value - shares authorized 50,000,000;
   issued and outstanding 693,323 and 2,446,729                            6,946          24,467
  Additional paid-in capital                                           1,857,371       9,149,652
  Unrealized loss on investment in restricted common stock                     -       (164,457)
  Deficit accumulated during the development stage                   (3,446,181)     (6,902,769)
                                                                    -----------------------------
    Total shareholders' equity (capital deficit)                     (1,568,459)       2,106,893
                                                                    -----------------------------
                                                                    $  1,339,946    $  2,427,161
                                                                    _____________________________

                See accompanying notes to consolidated financial statements




                   NEW PARADIGM SOFTWARE CORP. and subsidiaries

                      Consolidated Statements of Operations


                                              Three months       Three months
                                                  ended              ended
                                              June 30, 1995      June 30, 1996
                                             ---------------    ---------------
                                               (unaudited)        (unaudited)
Revenues:
  Software fees, royalties and licensing
   fees                                         $   35,000         $  180,000
  Consulting, maintenance and other fees            36,952             82,942
                                             ---------------    ---------------
                                                    71,952            262,942
                                             ---------------    ---------------
Expenses:
  General and administrative                       206,778            569,303
  Professional fees                                151,269             77,730
  Marketing                                        113,014            311,233
  Research and development                          94,600                  -
  Occupancy                                         65,711             41,273
  Depreciation and amortization                     16,187             49,061
                                             ---------------    ---------------
                                                   647,559          1,048,600
                                             ---------------    ---------------
    Loss from operations                         (575,607)          (785,658)
                                             ---------------    ---------------
Other income (expense):
  Interest income                                    4,935             17,079
  Interest expense                                (45,522)                  -
  Amortization of debt discount
   and deferred financing costs                  (256,038)                  -
                                             ---------------    ---------------
                                                 (296,625)             17,079
                                             ---------------    ---------------
Net loss                                        $(872,232)         $(768,579)
                                             ---------------    ---------------
Net loss per share                              $    (.73)         $    (.31)
                                             ---------------    ---------------
Weighted average common shares outstanding       1,190,134          2,446,729
                                             _______________    _______________

          See accompanying notes to consolidated financial statements





                        NEW PARADIGM SOFTWARE CORP. and subsidiaries

                            Consolidated Statements of Cash Flows

                                                                     Three months        Three months
                                                                         ended               ended
                                                                     June 30, 1995       June 30, 1996
                                                                   -----------------   -----------------
                                                                      (unaudited)         (unaudited)
Cash flows from operating activities:
  Net Loss                                                         $     (872,232)     $     (768,578)
                                                                   -----------------   -----------------
  Adjustments to reconcile net loss to net cash used in
   operating activities:
    Depreciation and amortization                                           16,187              49,061
    Amortization of debt discount and deferred financing costs             256,038                   -
    Noncash interest expense                                                45,522                   -
    Changes in assets and liabilities:
      Increase in:
        Accounts receivable                                              (140,291)            (239,533)
        Other receivables and prepayments                                        -             (40,083)
      Increase (decrease) in:
        Accounts payable and accrued expenses                              653,673               27,552
        Deferred revenue                                                    72,442               54,875
                                                                   -----------------   ------------------
          Total adjustments                                                903,571            (148,128)
                                                                   -----------------   ------------------
          Net cash provided by (used in) operating activities               31,339            (916,706)
                                                                   -----------------   ------------------
Cash flows from investing activities:
  Purchases of property and equipment                                     (52,288)             (19,297)
  COPERNICUS development costs                                                   -             (81,250)
  Patents, trademarks and organization costs                               (3,271)             (52,300)
                                                                   -----------------   ------------------
          Net cash used in investing activities:                          (55,559)            (152,847)
                                                                   -----------------   ------------------
Cash flows from financing activities:
  Proceeds from private placements                                          89,000                    -
  Borrowings from shareholder                                               71,909                    -
  Proceeds from bank loan                                                  100,000                    -
  Registration and financing costs                                       (557,030)                    -
                                                                   -----------------   ------------------
          Net cash used in financing activities                          (296,121)                    -
                                                                   -----------------   ------------------
Net increase (decrease) in cash and cash equivalents                     (320,341)          (1,069,554)
Cash and cash equivalents, beginning of period                             394,293            2,017,472
                                                                   -----------------   ------------------
Cash and cash equivalents, end of period                           $        73,952     $        947,918
                                                                   _________________   __________________

                 See accompanying notes to consolidated financial statements

Note 1 -

The accompanying financial statements should be read in conjunction with the Company's financial statements for the fiscal year ended March 31, 1996, together with the accompanying notes included in the Company's 10-KSB for the fiscal year ended March 31, 1996. In the opinion of management, the interim statements reflect all adjustments which are necessary for a fair statement of the results of the interim periods presented. The interim results are not necessarily indicative of the results for the full year.



SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                        						       NEW PARADIGM SOFTWARE CORP.
						                               (Registrant)



Date:	August 14, 1996                _/s/ Mark Blundell________________
                               						Mark Blundell
                               						President & Chief Financial Officer