Form 10QSB/A
period 1996-06-30
NEW PARADIGM SOFTWARE CORP
filed 1996-09-18
CIK 933733

Conformed Copy

                   SECURITIES AND EXCHANGE COMMISSION
                        WASHINGTON, D.C. 20549
                             FORM 10-QSB/A

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


2. Results of Operations

The Company's revenue increased 15% from $71,952 for the quarter ended
June 30, 1995 to $82,942 for the quarter ended June 30, 1996 due to increased maintenance fees and the increase in customers and activity of NPC.

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

Marketing costs rose 175% from $113,014 for the quarter ended June 30, 1995 to $311,233 for the quarter ended June 30, 1996. This was primarily due to the increase in personnel in the sales and marketing area from 2 on June 30, 1995 to 7 on June 30, 1996, costs relating to an advertising campaign in trade magazines and and increase in the amount of marketing materials being produced and distributed.

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

    1) June 21, 1996, New Paradigm Announces $500,000 Enterprise license for Delta Airlines through Transquest.



                        NEW PARADIGM SOFTWARE CORP. and subsidiaries

                                   Consolidated Balance Sheets


                                                                               June 30,
                                                                    -----------------------------
                                                                         1995            1996
                                                                     (unaudited)     (unaudited)
                                                                    -------------   -------------
Assets
  Current:
     Cash and cash equivalents                                      $     73,952    $    947,918
     Accounts receivable                                                 169,810         167,596
     Receivable from related party                                             -          50,000
     Other receivables and prepayments                                         -         148,644
                                                                    -----------------------------
       Total current assets                                              243,762       1,314,158
Property and equipment, less accumulated depreciation and
 amortization                                                            181,596         344,889
Deferred registration and financing costs, less accumulated
 amortization                                                            832,417               -
Investment in restricted common stock at market value                          -         185,543
Other assets, less accumulated amortization                               82,171         402,571
                                                                    -----------------------------
                                                                    $  1,339,946    $  2,247,161
                                                                    _____________________________

Liabilities and Shareholders' Equity (Capital Deficit)
Current:
  Accounts payable and accrued expenses                             $  1,018,351    $    247,893
  Deferred revenue                                                        72,442          72,375
  Short term bank loans                                                  100,000               -
  Due to shareholder                                                     139,860               -
                                                                    -----------------------------
    Total current liabilities                                          1,330,653         320,268
Long-term debt:
  Promissory notes (net of unamortized discount of $218,489 and
   none) at discounted amount (face value of $1,532,500 and none)      1,577,752               -
                                                                    -----------------------------
    Total liabilities                                                  2,908,405         320,268
                                                                    -----------------------------
Shareholders' equity (capital deficit):
  Preferred stock, $.01 par value - shares authorized 10,000,000:
    Series A shares authorized, 1,000,000 and none; issued and
     outstanding 28,000 and none                                             280               -
    Series B shares authorized 2,000,000 and none; issued and
     outstanding 1,212,500 and none                                       13,125               -
  Common stock, $.01 par value - shares authorized 50,000,000;
   issued and outstanding 693,323 and 2,446,729                            6,946          24,467
  Additional paid-in capital                                           1,857,371       9,149,652
  Unrealized loss on investment in restricted common stock                     -       (164,457)
  Deficit accumulated during the development stage                   (3,446,181)     (7,082,769)
                                                                    -----------------------------
    Total shareholders' equity (capital deficit)                     (1,568,459)       1,926,893
                                                                    -----------------------------
                                                                    $  1,339,946    $  2,247,161
                                                                    _____________________________

                See accompanying notes to consolidated financial statements




                   NEW PARADIGM SOFTWARE CORP. and subsidiaries

                      Consolidated Statements of Operations


                                              Three months       Three months
                                                  ended              ended
                                              June 30, 1995      June 30, 1996
                                             ---------------    ---------------
                                               (unaudited)        (unaudited)
Revenues:
  Software fees, royalties and licensing
   fees                                         $   35,000         $        -
  Consulting, maintenance and other fees            36,952             82,942
                                             ---------------    ---------------
                                                    71,952             82,942
                                             ---------------    ---------------
Expenses:
  General and administrative                       206,778            569,303
  Professional fees                                151,269             77,730
  Marketing                                        113,014            311,233
  Research and development                          94,600                  -
  Occupancy                                         65,711             41,273
  Depreciation and amortization                     16,187             49,061
                                             ---------------    ---------------
                                                   647,559          1,048,600
                                             ---------------    ---------------
    Loss from operations                         (575,607)          (785,658)
                                             ---------------    ---------------
Other income (expense):
  Interest income                                    4,935             17,079
  Interest expense                                (45,522)                  -
  Amortization of debt discount
   and deferred financing costs                  (256,038)                  -
                                             ---------------    ---------------
                                                 (296,625)             17,079
                                             ---------------    ---------------
Net loss                                        $(872,232)         $(948,579)
                                             ---------------    ---------------
Net loss per share                              $    (.73)         $    (.39)
                                             ---------------    ---------------
Weighted average common shares outstanding       1,190,134          2,446,729
                                             _______________    _______________

          See accompanying notes to consolidated financial statements





                        NEW PARADIGM SOFTWARE CORP. and subsidiaries

                            Consolidated Statements of Cash Flows

                                                                     Three months        Three months
                                                                         ended               ended
                                                                     June 30, 1995       June 30, 1996
                                                                   -----------------   -----------------
                                                                      (unaudited)         (unaudited)
Cash flows from operating activities:
  Net Loss                                                         $     (872,232)     $     (948,578)
                                                                   -----------------   -----------------
  Adjustments to reconcile net loss to net cash used in
   operating activities:
    Depreciation and amortization                                           16,187              49,061
    Amortization of debt discount and deferred financing costs             256,038                   -
    Noncash interest expense                                                45,522                   -
    Changes in assets and liabilities:
      Increase in:
        Accounts receivable                                              (140,291)             (59,533)
        Other receivables and prepayments                                        -             (40,083)
      Increase (decrease) in:
        Accounts payable and accrued expenses                              653,673               27,552
        Deferred revenue                                                    72,442               54,875
                                                                   -----------------   ------------------
          Total adjustments                                                903,571               31,872
                                                                   -----------------   ------------------
          Net cash provided by (used in) operating activities               31,339            (916,706)
                                                                   -----------------   ------------------
Cash flows from investing activities:
  Purchases of property and equipment                                     (52,288)             (19,297)
  COPERNICUS development costs                                                   -             (81,250)
  Patents, trademarks and organization costs                               (3,271)             (52,300)
                                                                   -----------------   ------------------
          Net cash used in investing activities:                          (55,559)            (152,847)
                                                                   -----------------   ------------------
Cash flows from financing activities:
  Proceeds from private placements                                          89,000                    -
  Borrowings from shareholder                                               71,909                    -
  Proceeds from bank loan                                                  100,000                    -
  Registration and financing costs                                       (557,030)                    -
                                                                   -----------------   ------------------
          Net cash used in financing activities                          (296,121)                    -
                                                                   -----------------   ------------------
Net increase (decrease) in cash and cash equivalents                     (320,341)          (1,069,554)
Cash and cash equivalents, beginning of period                             394,293            2,017,472
                                                                   -----------------   ------------------
Cash and cash equivalents, end of period                           $        73,952     $        947,918
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

                        						       NEW PARADIGM SOFTWARE CORP.
						                               (Registrant)



Date:	September 18, 1996             _/s/ John Brann________________
                               						John Brann
                               						Vice President of Technology & Secretary