Form 10QSB
period 1996-09-30
NEW PARADIGM SOFTWARE CORP
filed 1996-11-14
CIK 933733

SECURITIES AND EXCHANGE COMMISSION
                     WASHINGTON, D.C. 20549
                           FORM 10-QSB

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
OF 1934


For the quarterly period ended September 30, 1996

                               OR

TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________ to

                Commission File Number : 0-26336


          _________________New Paradigm Software Corp._________________
             (Exact name of Registrant as specified in its charter)

___________New York____________         _____________13-3725764____________
(State or other jurisdiction of         (I.R.S. EmployerIdentification No.)
incorporation or organization)

                                335 Madison Avenue
                _____________New York, New York, 10017______________
                     (Address of principal executive offices)

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
Yes _X_ No ___

State the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

_________________Class________________   _Outstanding as of November 11, 1996_
Common Stock, par value $.01 per share                  2,451,822

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

The company has established two subsidiaries, New Paradigm Commerce, Inc. ("NPC") (formerly New Paradigm Golden Link), which provides electronic data interchange ("EDI") services (the conveying of business documents electronically), and New Paradigm Inter-Link, Inc.("NPIL"), which was created to provide Internet services to corporations.

The  Company's revenues consist of license fees for the Company's
COPERNICUS  software,  maintenance  fees  and  COPERNICUS   pilot
project fees. The Company's NPC subsidiary charges fees primarily on a regular monthly or per transaction basis. NPIL charges both initial fees on a project basis and continuing monthly maintenance fees.

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

Based on the Company's current plan of operations it is anticipated that the remaining net proceeds from the IPO and the Company's expected operating revenues will provide sufficient working capital until late 1996. The Company will need additional financing prior to late 1996.

The Company is currently seeking capital from several sources and is discussing several proposals with investment banking firms to raise approximately $2-3 million of additional capital by the issuance of further equity securities and or debt in order to finance the Company through the end of the fiscal year ending March 31, 1997. However, there can be no assurances that any such financing will be available or, if it is available, that it will be available on acceptable terms. Unless the market price of the Comapany's Common Stock increases significantly over its market price on November 14, 1996, additional issuances of equity securities would cause significant dilution to purchasers of Common Stock in the IPO. If adequate funds are not available to satisfy either short- or long-term capital requirements, the Company may be required to limit its operations significantly and may be unable to carry out its plan of operation.

Should financing through additional issuances of securities not become available in a timely manner, and the Company's cash flow from operations does not imporve significantly, the Company has considered several options to decrease its operating expenses. The Company would request waivers of portions of higher paid employees' salaries. The Company has reduced its staff from 34 in March 31, 1996 to 27 as of November 14, 1996. The Company does not intend to replace these staff until additional capital has been raised or a stronger cash flow achieved. This and any further reduction in personnel could significantly lengthen the time required to produce new versions of COPERNICUS and any new products and could lengthen the sales cycle for COPERNICUS. Furthermore there is a significant training time required for new employees to reach full performance should the Company require new hiring to refill these positions. The Company also intends to increase the average time of its vendor payables from approximately
30 days to at least 60 days.

Comparison of fiscal quarters

1. Changes in Financial Condition

As of July 1, 1995 the Company recognized the technological feasibility of its COPERNICUS product. According to FASB# 86 the Company is therefore required to capitalize its COPERNICUS development costs incurred since that date.

2. Results of Operations

The Company's revenue increased 245% from $82,386 for the quarter ended September 30, 1995 to $285,009 for the quarter ended September 30, 1996 and 138% from $154,338 for the six months ending September 30, 1995 to $367,951 for the six months ending September 30, 1996 due to increased maintenance fees, increased initial license fees for COPERNICUS and the increase in customers and activity of both NPC and NPIL.

The Company's operating expenses rose 21% from $851,997 to $1,033,149 for the quarter ended September 30, 1996 compared to the quarter ended September 30, 1995 and 39% from $1,499,556 for the six months ending September 30, 1995 to $2,081,748 for the six months ending September 30, 1996. The increase was primarily due to an increase in the number of employees.

The components of the operating expenses are as follows:

General and administrative costs increased 18% from $475,959 for the quarter ending September 30, 1995 to $563,803 for the quarter ending September 30, 1996 and 66% from $682,737 for the six months ending September 30, 1995 to $1,133,105 for the six months ending September 30, 1996. This was primarily due to an increase in staff. There were 18 employees on September 30, 1995 and 32 on September 30, 1996.

Professional  fees increased 4%  from $142,919  for  the  quarter ending  September  30, 1995 to $148,387 for  the  quarter  ending
September 30, 1996. The higher professional fees for the  quarter ended  September  30,  1995 were due to legal  fees  incurred  in preparation for its initial public offering ("IPO"). The Company's professional fees remained near the level of the quarter ended
September 30, 1995 due  to  its  preparation and filing   of   a
post-effective amendment registration statement in respect of the Redeemable Warrants issued in its IPO and other securities.
The Company's Professional fees decreased 23% from
$294,188 for the six months ending September 30, 1995 to $226,117 for  the  six  months  ending  September  30,  1996.  The  higher professional  fees  for the six months ended September  30,  1995 were  due  to legal fees incurred in preparation for its IPO.

Marketing costs rose 22% from $184,618 for the quarter ended September 30, 1995 to $225,179 for the quarter ended September
30,  1996  and  80%  from  $297,632 for  the  six  months  ending
September  30,  1995  to  $536,412  for  the  six  months  ending
September 30, 1996. This was primarily due to the increase in personnel in the sales and marketing area, costs relating to an advertising campaign in trade magazines and an increase in the amount of marketing materials being produced and distributed. In September the Company decided to reduce its direct marketing efforts. The Company subsequently reduced its sales staff from 7 to 3 employees by September 30, 1996.

Research  and development costs in respect of COPERNICUS  are capitalized
and no longer   expensed  by  the  Company.  According  to   FASB#   86,
"Accounting for Costs of Computer Software to be Sold, Leased, or
Otherwise Marketed", the Company believes it is now required to capitalize its COPERNICUS research and development expenses.
Capitalized software expenses consist principally of salaries and certain other expenses related to development and modifications of COPERNICUS. Amortization of capitalized software costs is provided at the greater of the ratio of current product revenue to the total of current and anticipated product revenue or on a straight-line basis over the estimated economic life of the software, which is not more than five years. $51,500 was capitalized during the quarter ended September 30, 1995 and $82,500 was capitalized during the quarter ended September 30, 1996.

Occupancy costs rose 50% from $25,878 for the quarter ending September 30, 1995 to $38,740 for the quarter ending
September 30, 1996. This is due to the increase in the space required because of the increase in the number of staff. The occupancy costs have decreased 13% from $91,589 to $80,013 for the six months ending September 30, 1995 over the same period in 1994. This was due to the Company securing a lease with more favorable terms for its New York offices.

The Company currently requires its overseas customers to pay in US dollars and the vast majority of its expenses are in US dollars. The Company does not presently engage in any hedging activities with respect to foreign currency exchange rate risks.

This 10-QSB contains statement statements relating to future results of the Company (including certain projections and business trends) that are "forward-looking statements" as defined in the Private
Securities Litigation Reform Act of 1995. Actual results may differ materially from those projected as a result of certain risks and uncertainties, including but not limited to those described in the Company's Post-Effective Amendment No. 2 on Form S-3 to the Registration Statement on Form SB-2 (registration no. 33-92988NY). Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. The Company does not undertake any obligation to release publicly any revisions to these forward-looking statements to reflect events or circumstances after the date hereof or to reflect the occurence of unanticipated events.

Part II. Other Information

Item 6. Exhibits and Reports on Form 8-K.

(a) The following exhibits are filed with this quarterly report on Form 10-QSB:

     Exhibit 11.    Statement re: computation of per share earnings (losses).

(b) The following reports have been filed on Form 8-K since May 15, 1995:

    None





                   NEW PARADIGM SOFTWARE CORP. and subsidiaries

                             Consolidated Balance Sheets



                                                March 31         September 30
                                                  1996               1996
                                                                  (unaudited)
                                               _____________     _____________
Assets
Current:
  Cash and cash equivalents                    $  2,017,472      $    354,927
  Accounts receivable                               108,063           121,340
  Receivable from related party                      50,000            50,000
  Other receivables and prepayments                 108,560            78,215
                                               _____________     _____________
    Total current assets                          2,284,095           604,482

Property and equipment, less accumulated
 depreciation and amortization                      352,964           333,411
Investment in restricted common stock at            185,543           105,422
 market value (Note 2)
Other assets, less accumulated amortization         291,266           464,616
                                               _____________     _____________
                                               $  3,113,868      $  1,507,931
                                               _____________     _____________
Liabilities and Shareholders' Equity
Current:
  Accounts payable and accrued expenses        $    220,341      $    344,328
  Deferred revenue                                   17,500            56,750
                                               _____________     _____________
    Total current liabilities                       237,841           401,078
                                               _____________     _____________
    Total liabilities                               237,841           401,078
                                               _____________     _____________
Shareholders' equity:
  Common stock, $.01 par value - shares
   authorized 50,000,000; issued and
   outstanding 2,451,729 and 2,446,729               24,467            24,467
  Additional paid-in capital                      9,150,209         9,150,209
  Unrealized loss on investment in
   restricted common stock (Note 2)                (164,457)         (244,578)
  Deficit accumulated during the
   development stage                             (6,134,192)       (7,823,293)
                                               _____________     _____________
                                                  2,876,027         1,106,853
                                               _____________     _____________
    Total shareholders' equity                    3,113,868         1,507,931
                                               _____________     _____________


            See accompanying notes to consolidated financial statements




                     NEW PARADIGM SOFTWARE CORP. and subsidiaries

                          Consolidated Statements of Operations

                                       Three months ended   Three months ended   Six months ended     Six months ended
                                       September 30, 1995   September 30, 1996   September 30, 1995   September 30, 1996
                                       (unaudited)          (unaudited)          (unaudited)          (unaudited)
                                       __________________   __________________   __________________   __________________
Revenues:
  Software licensing fees              $          73,872    $         180,000    $         108,872    $         180,000
  Consulting, maintenance
   and other fees                                  8,514              105,009               45,466              187,951
                                       __________________   __________________   __________________   __________________
                                                  82,386              285,009              154,338              367,951
                                       __________________   __________________   __________________   __________________
Expenses:
  General and administrative                     475,959              563,803              682,737            1,133,105
  Professional fees                              142,919              148,387              294,188              226,117
  Marketing                                      184,618              225,179              297,632              536,412
  Research and development                             -                    -               94,600                    -
  Occupancy                                       25,878               38,740               91,589               80,013
  Depreciation and amortization                   22,623               57,040               38,810              106,101
                                       __________________   __________________   __________________   __________________
                                                 851,997            1,033,149            1,499,556            2,081,748
                                       __________________   __________________   __________________   __________________
    Loss from operations                        (769,611)            (748,140)          (1,345,218)          (1,713,797)

Other income (expense):
  Interest income                                 26,199                7,614               31,134               24,693
  Interest expense                               (18,202)                   -              (63,724)                   -
  Amortization of debt discount
   and deferred financing costs                 (119,507)                   -             (375,545)                   -
                                       __________________   __________________   __________________   __________________
                                                (111,510)               7,614             (408,135)              24,693
                                       __________________   __________________   __________________   __________________
Net loss                               $        (881,121)   $        (740,526)   $      (1,753,353)   $      (1,689,104)
                                       __________________   __________________   __________________   __________________
Net loss per share                     $            (.63)   $            (.30)   $           (1.25)   $            (.69)
                                       __________________   __________________   __________________   __________________
Weighted average common shares
 outstanding                                   1,400,111            2,446,729            1,400,111            2,446,729
                                       __________________   __________________   __________________   __________________


           See accompanying notes to consolidated financial statements





                           NEW PARADIGM SOFTWARE CORP. and subsidiaries

                                 Consolidated Statements of Cash Flows


                                       Three months ended   Three months ended   Six months ended     Six months ended
                                       September 30, 1995   September 30, 1996   September 30, 1995   September 30, 1996
                                       (unaudited)          (unaudited)          (unaudited)          (unaudited)
                                       __________________   __________________   __________________   __________________
Cash flows from operating activities
  Net Loss                             $        (881,121)   $        (740,526)   $      (1,753,353)    $     (1,689,104)
                                       __________________   __________________   __________________   __________________
  Adjustments to reconcile net loss
   to net cash used in operating
   activities:
    Depreciation and amortization                 22,623               57,040               38,810              106,101
    Amortization of debt discount
     and deferred financing costs                119,507                    -              375,545                    -
    Issuance of common stock for
     services                                          -                   50                    -                   50
    Noncash interest expense                      15,660                    -               61,182                    -
    Changes in assets and liabilities:
      Increase in:
        Accounts receivable                       11,469               46,256             (128,822)             (13,277)
        Other receivables and
         prepayments                             (16,554)              70,429              (16,554)              30,345
      Increase (decrease) in:
        Accounts payable and accrued            (455,259)              96,435              198,414              123,987
        Deferred revenue                          (7,500)             (15,625)              64,942               39,250
                                       __________________   __________________   __________________   __________________
        Total adjustments                       (310,054)             254,585              593,517              286,456
                                       __________________   __________________   __________________   __________________
        Net cash (used in) operating
         activities                           (1,191,175)            (485,941)          (1,159,836)          (1,402,647)
                                       __________________   __________________   __________________   __________________
Cash flows from investing activities:
  Purchases of property and equipment            (92,955)             (23,301)            (145,243)             (42,598)
  COPERNICUS development costs                    51,500              (81,250)              51,500             (162,500)
  Patents, trademarks and
   organization costs                                  -               (2,499)              (3,271)             (54,799)
                                       __________________   __________________   __________________   __________________
    Net cash used in investing
     activities:                                (144,455)            (107,050)            (200,014)            (259,897)
                                       __________________   __________________   __________________   __________________
Cash flows from financing activities:
  Proceeds from issuance of securites          8,072,013                    -            8,072,013                    -
  Repayment of debt                           (1,713,531)                   -           (1,713,531)                   -
  Proceeds from private placements                     -                    -               89,000                    -
  Borrowings from shareholder                   (139,860)                   -              (67,951)                   -
  Bank Loan                                     (100,000)                   -                    -                    -
  Registration and financing costs              (236,484)                   -              (793,514)                  -
                                       __________________   __________________   ___________________   _________________
    Net cash used in financing
     activities                                5,882,138                    -             5,586,017                   -
                                       __________________   __________________   ___________________   _________________
Net increase (decrease) in cash
 and cash equivalents                          4,546,509             (592,991)            4,226,168          (1,662,545)
Cash and cash equivalents,
 beginning of period                              73,952              947,918               394,293           2,017,472
                                       __________________   __________________   ___________________   _________________
Cash and cash equivalents,
 end of period                         $       4,620,461    $         354,927    $        4,620,461    $        354,927
                                       __________________   __________________   ___________________   _________________


                    See accompanying notes to consolidated financial statements


Note 1 -

The accompanying financial statements should be read in conjunction with the Company's financial statements for the fiscal year ended March 31, 1996, together with the accompanying notes included in the Company's 10-KSB for the fiscal year ended March 31, 1996 and the Company's June 30, 1996 10-QSB.
In the opinion of management, the interim statements reflect all adjustments which are necessary for a fair statement of the results of the interim periods presented. The interim results are not necessarily indicative of the results for the full year.

Note 2 -

The Company owns 67,470 shares of Camelot Corporation's ("Camelot") restricted common stock acquired in connection with its sale of the Netphone software package which were originally valued at $350,000. On September 30, 1996, the market value of Camelot stock had decreased to $105,442 resulting in an unrealized loss of $244,578 which has been reflected in shareholders' equity.




                           SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                              NEW PARADIGM SOFTWARE CORP.
                              (Registrant)



Date:     November 14, 1996      _/s/ Mark Blundell_________________
                                 Mark Blundell
                                 President & Chief Financial Officer



Date:     November 14, 1996      _/s/ John Brann____________________
                                 John Brann
                                 Vice President of Technology