Form 10QSB
period 1996-12-31
NEW PARADIGM SOFTWARE CORP
filed 1997-02-14
CIK 933733

Conformed Copy
                 SECURITIES AND EXCHANGE COMMISSION
                        WASHINGTON, D.C. 20549
                              FORM 10-QSB

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934


For the quarterly period ended December 31, 1996

OR

TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________ to

Commission File Number : 0-26336


_________________________New Paradigm Software Corp.___________________
          (Exact name of Registrant as specified in its charter)

_______New York__________		________________13-3725764
(State or other jurisdiction of   		(I.R.S. Employer
 incorporation or organization)                  Identification No.)


                           733 Third Avenue
______________________New York, New York 10017__________________________
               (Address of principal executive offices)

                             (212) 557-0933
                     (Registrant's telephone number)


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

________Class_______   _Outstanding as of November 11, 1996
Common Stock, par value $.01 per share		     2,451,822

Transitional Small Business Format (Check one): Yes___ No __X




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
Condition and
		Results of Operations.

General

New Paradigm Software Corp. (the "Company") is engaged in the development, marketing, licensing and support of its COPERNICUS software for large-scale computer users. Most large organizations have many different computer systems. The need to pass information among those often incompatible systems is growing rapidly. Passing information among disparate computer systems is called "systems integration." COPERNICUS automates systems integration by converting data entered into or generated by one program or system into the form needed by another program or system. The Company believes that its customers can achieve systems integration using COPERNICUS in a more timely and cost effective way than the traditional approach of writing custom software on a case-by-case basis. An application for a United States patent on COPERNICUS is pending.

The Company has established two subsidiaries, New Paradigm Commerce, Inc. ("NPC") (formerly New Paradigm Golden Link), which provides electronic data interchange ("EDI") services (the conveying of business documents electronically), and New Paradigm Inter-Link, Inc. ("NPIL"), which was created to provide Internet services to corporations.

The Company's revenues consist of license fees for the Company's COPERNICUS software, maintenance fees and COPERNICUS pilot project fees. The Company recently signed a distribution agreement with International Business Machines ("IBM"). IBM intends to distribute COPERNICUS in the United States and Canada through its sales force responsible for sales of IBM's middleware product MQ Series. The Company will receive 35% of the license revenues from such sales during 1997 and 40% thereafter. Management believes this agreement will produce a significant portion of the COPERNICUS revenues during the next four years. This agreement was recently executed and no material revenues have yet been realized. The Company's NPC subsidiary charges fees primarily on a regular monthly or per transaction basis. NPIL charges both initial fees on a project basis and continuing monthly maintenance fees.

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

On December 31, 1996 the Company announced a restructuring of the Company in line with its new strategy of focusing on third party distributors rather than on direct sales. As part of this restructuring the Company reduced its staff from 28 employees to 19. While the Company does not believe the reduction in staff will greatly affect its ability to support its customers, the Company's ability to make direct sales of COPERNICUS has been severely limited. Should the sales through third party distributors not meet the Company's expectations, revenue from the COPERNICUS product would be significantly effected.

If the Company does not obtain additional funds for working capital in the immediate future, it will be unable to continue it operations. Such financing may be raised through exercise of Redeemable Warrants, additional equity offerings, joint ventures or other collaborative relationships, borrowings and other sources. There can be no assurance that additional financing will be available or, if it is available, that it will be available on acceptable terms. If additional funds are raised through the issuance of equity securities, the percentage ownership of the then current shareholders of the Company will be reduced and such equity securities may have rights, preferences or privileges senior to those of the holders of the Common Stock. If adequate funds are not available to satisfy either short or long-term capital requirements, the Company may be required to limit its operations significantly and may be unable to carry out its plan of operations. This would involve further staff reductions, which could severely limit the Company's ability to support its existing customers and produce new versions of COPERNICUS and other products under the New Paradigm Architecture.

Comparison of fiscal quarters

1. Changes in Financial Condition

As of July 1, 1995 the Company recognized the technological feasibility of its COPERNICUS product. According to FASB# 86 the Company is therefore required to capitalize its COPERNICUS development costs incurred since that date.

2. Results of Operations

The Company's revenue increased 50% from $141,306 for the quarter ended December 31, 1995 to $211,756 for the quarter ended December 31, 1996 and 96% from $295,644 for the nine months ending December 31, 1995 to $579,707 for the nine months ending December 31, 1996 due to increased maintenance fees for COPERNICUS and the increase in customers and activity of both NPC and NPIL.

The Company's operating expenses fell 27% from $1,047,846 to $760,027 for the quarter ended December 31, 1996 compared to the quarter ended December 31, 1995. This was primarily due to the decrease in direct marketing efforts of COPERNICUS and the implementation of cost cutting measures by the Company. Operating expenses rose 12% from $2,547,422 for the nine months ending December 31, 1995 to $2,841,774 for the nine months ending December 31, 1996. The increase was primarily due to the increase in the average number of employees over the nine month period.

The components of the operating expenses are as follows:

General and administrative costs decreased 14% from $538,333 for the quarter ending December 31, 1995 to $464,313 for the quarter ending December 31, 1996. This was due to cost cutting measures implemented by the Company. General and administrative costs increased 31% from $1,221,090 for the nine months ending December 31, 1995 to $1,597,417 for the nine months ending December 31, 1996. This was primarily due to an increase in the average number of staff over the nine month period.

Professional fees decreased 63% from $156,927 for the quarter ending December 31, 1995 to $57,348 for the quarter ending December 31, 1996. The higher professional fees for the quarter ended December 31, 1995 were due to legal fees incurred in preparation of documents required to be filed by a publicly traded company and the preparation of standard license agreements. The Company's Professional fees decreased 37% from $451,115 for the nine months ending December 31, 1995 to $283,465 for the six months ending December 31, 1996. The higher professional fees for the nine months ended December 31, 1995 were due to legal fees incurred in preparation for its IPO, preparation of documents required to be filed by a publicly traded company and the preparation of standard license agreements.

Marketing costs fell 51% from $256,623 for the quarter ended December 31, 1995 to $124,938 for the quarter ended December 31, 1996. The Company has reduced its sales staff from 7 employees on July 1, 1996 to 2 employees by December 31, 1996. Marketing costs increased 19% from $554,255 for the nine months ending December 31, 1995 to $661,350 for the nine months ending December 31, 1996. This was primarily due to the increase in personnel in the sales and marketing area, costs relating to an advertising campaign in trade magazines and an increase in the amount of marketing materials being produced and distributed.

Research and development costs in respect of COPERNICUS are capitalized and no longer expensed by the Company. According to FASB# 86, "Accounting for Costs of Computer Software to be Sold, Leased, or Otherwise Marketed", the Company believes it is now required to capitalize its COPERNICUS research and development expenses. Capitalized software expenses consist principally of salaries and certain other expenses related to development and modifications of COPERNICUS. Amortization of capitalized software costs is provided at the greater of the ratio of current product revenue to the total of current and anticipated product revenue or on a straight-line basis over the estimated economic life of the software, which is not more than five years. $62,617 was capitalized during the quarter ended December 31, 1995 and $75,913 was capitalized during the quarter ended December 31, 1996.

Occupancy costs fell 19% from $58,520 for the quarter ending December 31, 1995 to $47,223 for the quarter ending December 31, 1996. The occupancy costs have decreased 15% from $150,109 to $127,236 for the nine months ending December 31, 1996 over the same period in 1995. This was due to the Company securing a lease with more favorable terms for its New York offices.

The Company currently requires its overseas customers to pay in US dollars and the vast majority of its expenses are in US dollars. The Company does not presently engage in any hedging activities with respect to foreign currency exchange rate risks.

This 10-QSB contains statements relating to future results of the Company (including certain projections and business trends) that are "forward-looking statements" as defined in the Private Securities Litigation Reform Act of 1995. Actual results may differ materially from those projected as a result of certain risks and uncertainties, including but not limited to those described in the Company's Post-Effective Amendment No. 2 on form S-3 to the Registration Statement on Form SB-2 (registration no. 33-92988NY). Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. The Company does not undertake any obligation to release publicly any revisions to these forward-looking statements to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.



Part II. Other Information

Item 6. Exhibits and Reports on Form 8-K.

(a) The following exhibits are filed with this quarterly report on Form 10-QSB:

Exhibit 10.18.  Lease for 733 Third Avenue

Exhibit 11.	Statement re: computation of per share earnings
(losses).

(b) The following reports have been filed on Form 8-K since November
14, 1996:

1) December 19, 1996, IBM to Distribute New Paradigm's Copernicus

2) January 1, 1997, New Paradigm relocates New York headquarters,
Resignation of Jeff Kahn as a director, New Paradigm Restructures
Company

3) January 16, 1997, NASDAQ notifies New Paradigm of possible intent to de-list. New Paradigm receives a six month loan of $150,000 from Robert Trump


                NEW PARADIGM SOFTWARE CORP. and subsidiaries

                         Consolidated Balance Sheets
                                             March 31      December 31
                                               1996           1996
                                                           (unaudited)

Assets
   Current:
     Cash and cash equivalents             $   2,017,472    $    27,660
     Accounts receivable                         108,063        180,587
     Receivable from related party                50,000         50,000
     Other receivables and prepayments           108,560        119,958
   Total current assets                        2,284,095        379,205

   Property and equipment, less
     accumulated depreciation and
     amortization                                352,964        300,059
   Investment in restricted common stock
     at market value (Note 2)                    185,543         46,386
   Other assets, less accumulated
     amortization                                291,266        515,383
                                           $   3,113,868    $ 1,241,033

Liabilities and Shareholders' Equity

   Current:
     Accounts payable and accrued expenses $     220,341    $   672,072
     Deferred revenue                             17,500         68,625

   Total current liabilities                     237,841        740,697

   Total liabilities                             237,841        740,697

Shareholders' equity:
   Common stock, $.01 par value - shares
     authorized 50,000,000;
     issued and outstanding 2,451,729
     and 2,446,729                                24,467         24,517

   Additional paid-in capital                  9,150,209      9,150,209

   Unrealized loss on investment in
     restricted common stock (Note 2)           (164,457)      (303,614)

   Deficit accumulated during the
     development stage                        (6,134,192)    (8,370,776)

Total shareholders' equity                     2,876,027        500,336

                                           $   3,113,868    $ 1,241,033


See accompanying notes to consolidated financial statements


             NEW PARADIGM SOFTWARE CORP. and subsidiaries

                Consolidated Statements of Operations
                             Three months     Three months    Nine months    Nine months
                            ended December   ended December  ended December ended December
                               31, 1995         31, 1996        31, 1995       31, 1996
                              (unaudited)      (unaudited)    (unaudited)    (unaudited)


Revenues:
  Software licensing fees    $    90,000     $   18,000       $  203,872     $  198,000
  Consulting, maintenance
  and other fees                  51,306        193,756           91,772        381,707
                                 141,306        211,756          295,644        579,707

Expenses:
  General and administrative     538,333        464,313        1,221,090      1,597,417
  Professional fees              156,927         57,348          451,115        283,465
  Marketing                      256,623        124,938          554,255        661,350
  Research and development             -              -           94,600              -
  Occupancy                       58,520         47,223          150,109        127,236
  Depreciation and amortization   37,443         66,205           76,253        172,306
                               1,047,846        760,027        2,547,422      2,841,774

Loss from operations            (906,540)      (548,271)      (2,251,778)    (2,262,067)

Other income (expense):
   Interest income                48,423            789           79,557         25,482

   Interest expense                    -              -          (63,724)             -

   Loss from sale of
     Netphone                    (95,500)             -          (95,500)             -

   Amortization of debt
     discount and deferred
     financing costs                   -              -         (375,545)             -

                                 (47,077)           789         (455,212)        25,482

Net loss                      $ (953,617)    $ (547,482)    $ (2,706,990)  $ (2,236,585)

Net loss per share            $     (.54)    $     (.22)    $      (1.53)  $       (.91)

Weighted average common
  shares outstanding           1,774,405      2,451,729        1,774,405      2,451,729


          See accompanying notes to consolidated financial statements

                 NEW PARADIGM SOFTWARE CORP. and subsidiaries

                      Consolidated Statements of Cash Flows
                             Three months     Three months    Nine months    Nine months
                            ended December   ended December  ended December ended December
                               31, 1995         31, 1996        31, 1995       31, 1996
                              (unaudited)      (unaudited)    (unaudited)    (unaudited)

Cash flows from operating
activities:

   Net Loss                $   (953,617)     $  (547,482)     $  (2,706,990)  $ (2,236,586)
   Adjustments to reconcile
    net loss to net cash
    used in operating
    activities:
      Depreciation and
        amortization             37,443           66,205             76,253        172,306
      Amortization of debt
        discount and
        deferred financing
        costs                         -                -            375,545              -
      Issuance of common stock
        for services            150,000                -            150,000             50
      Noncash interest expense        -                -             61,182              -
      Changes in assets and
        liabilities:
          Increase in:
            Accounts
              receivable       (303,980)         (59,247)          (432,802)       (72,524)
            Other receivables
              and prepayments  (150,996)         (41,743)          (167,550)       (11,398)

       Increase (decrease) in:
         Accounts payable
           and accrued
           expenses            (190,592)         327,744              7,822        451,731
         Deferred revenue        60,000           11,875            124,942         51,125

           Total adjustments   (398,125)         304,834            195,392        591,290

  Net cash (used in)
   operating activities      (1,351,742)        (242,648)        (2,511,598)    (1,645,296)

Cash flows from investing
  activities:
     Purchases of property
       and equipment            (60,325)          (8,706)          (205,547)       (51,304)
     COPERNICUS development
       costs                    (62,617)         (75,913)          (114,118)      (238,413)
     Camelot Stock             (125,000)               -           (125,000)             -
     Netphone Value            (100,000)               -           (100,000)             -
     Patents, trademarks and
       organization costs        (2,314)               -             (5,585)       (54,799)
  Net cash
    used in investing
    activities:                (350,256)         (84,619)          (550,249)      (344,516)

Cash flows from financing
  activities:
    Proceeds from issuance of
      securities                       -               -          8,072,013              -
    Repayment of debt                  -               -         (1,713,531)             -
    Proceeds from private
      placements                       -               -             89,000              -
    Borrowings from shareholder        -               -            (67,951)             -
    Bank Loan                          -               -                  -              -
    Issuance of Securities for
      Ephone                     240,500               -            240,500              -
    Registration and financing
      costs                     (103,394)              -           (896,908)             -
  Net cash used
    in financing activities      137,106               -          5,723,124              -

Net increase (decrease) in
  cash and cash
  equivalents                 (1,564,892)       (327,267)         2,661,276     (1,989,812)

Cash and cash equivalents,
  beginning of period          4,620,461         354,927            394,293      2,017,472

Cash and cash equivalents,
  end of period             $  3,055,569     $    27,660      $   3,055,569     $   27,660


           See accompanying notes to consolidated financial statements


Note 1 -

The accompanying financial statements should be read in conjunction with the Company's financial statements for the fiscal year ended March 31, 1996, together with the accompanying notes included in the Company's 10-KSB for the fiscal year ended March 31, 1996, the Company's June 30, 1996 10-QSB and the Company's September 30, 1996 10-QSB. In the opinion of management, the interim statements reflect all adjustments which are necessary for a fair statement of the results of the interim periods presented. The interim results are not necessarily indicative of the results for the full year.

Note 2 -

The Company owns 67,470 shares of Camelot Corporation's ("Camelot") restricted common stock acquired in connection with its sale of the Netphone software package, which were originally valued at $350,000. On December 31, 1996, the market value of Camelot stock had decreased to $46,386 resulting in an unrealized loss of $303,614 which has been reflected in shareholders' equity. The unrealized loss for the Quarter ended December 31, 1996 was $59,036.



SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

						NEW PARADIGM SOFTWARE CORP.
						(Registrant)



Date:   February 14, 1997            /s/ Mark Blundell_____________________
                                     Mark Blundell
                                     President & Chief Financial Officer



Date:   February 14, 1997            /s/ John Brann________________________
                                     John Brann
                                     Vice President of Technology