Form 10KSB
period 1997-03-31
NEW PARADIGM SOFTWARE CORP
filed 1997-06-30
CIK 933733

SECURITIES AND EXCHANGE COMMISSION
                        Washington, D.C. 20549
                               FORM 10-KSB

(Mark One)

X Annual Report Pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934

For the Fiscal Year Ended March 31, 1997

_ Transition report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from ____________ to ____________

Commission File Number __0-26336_________________________________________

                      New Paradigm Software Corp.
            (Name of Small Business Issuer in Its Charter)


            NEW YORK                             13-3725764
         (State or Other Jurisdiction of     (I.R.S. Employer
         Incorporation or Organization)      Identification No.)

733 Third Avenue, New York, NY                    10017
(Address of Principal Executive Offices)        (zip code)

                             (212) 557-0933
          (Registrant's telephone number, including area code)

   Securities registered pursuant to Section 12(b) of the Exchange Act:

                            (Title of Class)


     Securities Registered under Section 12(g) of the Exchange Act:

                 Common Stock, par value $.01 per share
                              (Title of Class)

                            Redeemable Warrants
                              (Title of Class)

Check whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirement for the past 90 days.

Yes  ___X___ No  ______

Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained within this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this form 10-KSB _

State the issuer's revenues for its most recent fiscal year. $69,976

The aggregate market value of Common Stock held by non-affiliates of the Registrant based on the closing sale price on the Nasdaq Bulletin Board on June 27, 1997 was $390,000

APPLICABLE ONLY TO REGISTRANTS INVOLVED IN BANKRUPTCY
PROCEEDINGS DURING THE PRECEDING FIVE YEARS

Indicate by check mark whether the Registrant has filed all documents and reports required to be filed by Section 12, 13, or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a Court.

Yes___________No____X______Not Applicable

APPLICABLE ONLY TO CORPORATE REGISTRANTS
At June 28, 1997 there were an aggregate of 2,451,729 shares of Common Stock of the Registrant outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

None

Transitional Small Business Disclosure Format (check one)

Yes _______     No ___X___


TABLE OF CONTENTS

PART I
     ITEM                                          PAGE
       1.  Description of Business                   4
       2.  Description of Property                   15
       3.  Legal Proceedings                         15
       4.  Submission of Matters to a Vote of        15
           Security Holders

PART II
       5.  Market for Registrant's Common            16
           Equity and Related Stockholder
           Matters
       6.  Management's Discussion and               16
           Analysis of Financial Condition and
           Results of Operations
       7.  Financial Statements                      22
       8.  Changes in and Disagreements with         22
           Accountants On Accounting and
           Financial Disclosure

PART III
       9. Directors, Executive Officers,             23
          Promoters and Control Persons;
          Compliance with Section 16(a) of
          the Exchange Act
       10.Executive Compensation                     24
       11.Security Ownership of Certain              28
          Beneficial Owners and Management
       12.Certain Relationships and Related          31
          Transactions

PART IV
       13.Exhibits and Reports on Form 8-K           34



PART I

Item 1.  Description of Business

General

New Paradigm intends to devote its efforts in future to the development of its Internet business (see "Description of Business - Internet"). However throughout the period which is covered by this report, the Company was primarily focused on its COPERNICUS(R) business which it has agreed to sell, subject to shareholder approval, and its EDI business, which has already been sold. (See "Description of Business - General - COPERNICUS" and "Description of Business - General
- EDI").

General - Sale of COPERNICUS - Circumstances and
Background

The intended sale of Copernicus and the New Paradigm Architecture is the most significant recent development for the Company. The Company's management and Board of Directors have actively explored options for preserving shareholder value while overcoming the liquidity problems which the Company has experienced. Many potential transactions were pursued and examined. In addition, the Company approached many prospective investors in, and potential acquirers of, the COPERNICUS asset. These included many investor groups and large software companies both in the U.S. and overseas. Summarized below are the steps taken by the Company in arriving at the decision to seek to sell COPERNICUS.

September 1996
By September 1996 it was obvious to management that the Company would need to raise significant additional funds in order to proceed with its business plan. The direct sales which had been expected had not materialized and revenues were therefore below the Company's expectations. The Company decided to reduce costs by eliminating its direct sales force, all of whom were released at that time. The Company was at the time negotiating with several parties with a view to establishing U.S. and international distribution via third party channels. Management decided to focus the Company's activities on promoting and supporting these third party distributors. In September 1996, the Company reached a verbal agreement with International Business Machines Corporation ("IBM") to sign a distribution agreement (the "IBM Agreement") whereby IBM would distribute the Company's COPERNICUS product with IBM's MQ Series message-passing middleware.

October 1996
In light of the verbal agreement with IBM, the Company attempted to arrange a best efforts private placement with its investment bankers, Josephthal, Lyon and Ross Incorporated. At this time the Company's Common stock was trading at a daily high of $2.00 or above, reaching a high of $3 1/8 on October 18, 1996. The private placement was intended to raise approximately $3 million and was conditional upon the actual signing of the IBM Agreement.
The financing was documented and meetings with various other investment banks who were interested in participating in the private placement were held. Although the principal business points of the IBM Agreement had been agreed, it took considerably longer than either the Company or IBM expected to complete the legal formalities and the agreement was not finally signed until December 18, 1996.

September - December 1996
During this time, the Company's management pursued a number of other alternatives to raising the funding necessary to sustain the Company until the sales expected through IBM and the other distributors materialized. It was considered highly unlikely that significant revenues would arise from these sources before the second half of 1997 at the earliest. Discussions were held with a number of companies who expressed an interest in merging with the Company. However, none of the proposals which management was able to solicit proved satisfactory (e.g., no immediate injection of funds, extreme dilution to existing shareholders, minimal revenue contribution by the other party). Discussions also took place over a period of several months with a major vendor of middleware about a possible acquisition of the Company or the COPERNICUS product, but these were preempted when that vendor acquired another company with a product which was perceived by them to be competitive with COPERNICUS. During this period the Company's total assets fell below $2 million, raising concerns about the possible delisting of the Company's Stock form the Nasdaq SmallCap market.

December 1996
The Company also investigated the possibility of a placement to European investors under Regulation S of the Securities Act. A presentation to relevant investors by a representative of the Company's management took place in the first week of December 1996, and appeared to generate considerable interest. Nevertheless, during December the Company's Common Stock price fell from a high of $2.00 on December 5, 1996 to a low of $1.00 on December 31, 1996. Management believes that a significant factor in the decline of the price of the Company's Common Stock was investor concern about the Company's liquidity problems and the likelihood of a delisting from the Nasdaq SmallCap market. Under these circumstances, the interest of overseas investors disappeared and the Company's investment bankers advised that a private placement with U.S. investors was now impossible. Due to the Company's liquidity crisis, all employees not absolutely essential to the maintenance of current business and the relationship with IBM were terminated as of December 31, 1996.

January 1997
In January and February 1997, the Company engaged in lengthy discussions with a high-net worth individual with considerable experience in the enterprise software market. The investor carried out certain due diligence on COPERNICUS and an investment of $2 million in exchange for a 51% interest in the Company was discussed. As the two parties moved toward documenting the proposed transaction, the investor withdrew, based on the investor's unwillingness to invest in a small and troubled public company.

Loan from Mr. Robert Trump
In order to continue operating, the Company solicited a $150,000 loan from Mr. Robert Trump which was received on January 16, 1997. Mr. Trump is an investor, who together with Midland Associates with whom he is affiliated, is the Company's largest shareholder. Mr. Trump was approached by management and requested to make the loan on the basis that the negotiations and discussions in progress were likely to lead to a significant investment in the Company in the near future. The principal terms of this loan were as follows:

o Advance:              $150,000.
o Term:         6 months (to expire July 14th, 1997).
o Interest Rate:        To be paid in warrants, see below.
o Warrants:             150,000 three-year warrants with an
exercise price of $2.00 per share, in lieu of interest.
		Other terms:	The 180,000 Midland Warrants, held
by Midland Associates, an affiliate of Mr. Trump, were amended as follows: The expiration date was changed from August 11, 1998 to January 16, 2002 and the exercise price reduced from $3.75 to $2.00 per share. See "Certain
Transactions".

The Loan was used to pay certain pressing payables, including arrears of salary to all employees.

February 1997
During late January and early February 1997 the Company reached an advanced stage of negotiating a transaction with another public company whereby the other company would sell to the Company a subsidiary with assets in excess of $1.5 million and inject $1 million cash into the Company in exchange for 10 million shares of the common stock of the Company. The effect of this transaction would have been to increase the Company's assets to the point where the Company would have fulfilled the requirements for continued listing on the Nasdaq SmallCap market. However, during the due diligence process, it was discovered that the resulting combination would have had a significantly greater negative cash flow than had originally been foreseen. There were also some unresolved valuation questions relating to the subsidiary which it was proposed the Company would acquire. The parties therefore decided not to proceed with the transaction.

The VIE transaction - preliminary negotiations
In mid-February of 1997, the Company began discussion with representatives of the group of investors who eventually formed VIE Systems, Inc. in order to offer to acquire COPERNICUS. The group of investors included the high net worth individual with whom the Company had been conducting detailed discussions in January 1997. This investor group (which is referred to hereafter as VIE notwithstanding that VIE Systems, Inc. was not actually formed until some time later) initially offered $1.6 million and a 5% equity stake in VIE in order to acquire COPERNICUS and its related assets. This offer was received in writing on February 20, 1997. In light of other indications which had been received, it seemed that a better price could be obtained, and this offer was therefore declined. However, negotiations continued and the terms of the offer were improved.

March 1997 - Delisting from Nasdaq SmallCap Market
As a result of the above circumstances, the Company had not met the $2 million in total assets requirement for continued listing on the Nasdaq SmallCap market since September 1996. Accordingly on March 3, 1997 the Company's Common Stock and Redeemable Warrants were delisted from the Nasdaq SmallCap market. on the grounds that the Company failed to meet the $2 million in total assets requirement for continued listing. The Common Stock is now trading on the Nasdaq Bulletin Board. "Penny stock" rules now apply to the Company's stock. Listing on the Nasdaq Bulletin Board may result in reduced liquidity in trading in the Common Stock. Together these circumstances will likely increase the costs and reduce the likelihood of success in the event that the Company seeks to raise further funds through the sale of equity securities.

Series C Redeemable Preferred Stock
On March 13, 1997, Mr. Robert Trump agreed to advance the Company a further $50,000 which the Company urgently required in order to continue its operations and meet its payroll obligations. Management believed that employee morale was low as a direct consequence of the Company being unable to meet its payroll obligations, and that further resignations of staff members would significantly reduce the value of the Company's primary asset, COPERNICUS. The Company therefore approached Mr. Trump to seek a further advance to cover arrears of payroll while management pursued discussions with Level 8 Systems, Inc., VIE, and other parties to secure the best possible offer for the COPERNICUS assets.

In order to secure further funds at this time when the Company was in severe financial difficulties it was agreed that Mr. Trump would receive sufficient votes via the creation of a new class of Preferred Stock in order to be able to maximize the possibility of recovering both this advance and the earlier advance of $150,000. As a result of these negotiations the earlier $150,000 advance and the March 13, 1997 $50,000 advance were combined into $200,000 to be used to subscribe for 800,000 shares of Series C Redeemable Preferred Stock, $0.01 par value, with the following principal terms:

o Each Series C Redeemable Preferred Share has four (4) votes on any matter to be put to a vote of the Company's shareholders.
o The Series C Redeemable Preferred Stock can be redeemed at the Company's option at any time upon payment of $200,000.
o The Series C Redeemable Preferred Stock can be redeemed at the holder's option following any investment in the Company or a sale of any of the Company's assets where the proceeds are $2,000,000 or more.
o The Series C Redeemable Preferred Stock will have preference in the event of any liquidation of the Company to the extent of $200,000.

The Company therefore intends to redeem the Series C
Redeemable Preferred Stock using $200,000 of the proceeds of the sale in when the sale of COPERNICUS is approved.

Management Deliberations Concerning Creation of the
Series C Preferred Stock.
Management considered the creation of the Series C Preferred
Stock carefully. Among the factors taken into account were the following:

o At that time, there were no other sources of funds actually offered to the Company.
o If further members of staff left the Company's employment because of the inability of the Company to meet its payroll obligations, management believed that the value of COPERNICUS would decrease as the Company would be unable to service either its existing customers or the new prospects being introduced by IBM.
o Management believes that these terms were the best it could secure at that time, and these terms were arrived at through arms-length negotiations with Mr. Trump.
o The level of four votes per share was required by the lender in order to give him significant influence in the approval of any potential sale of COPERNICUS to ensure that the advance was repaid. The issuance of the Series C Preferred Stock to Mr. Trump increased his proportion of the votes on any matter to be put to a vote of the Company's shareholders from 18% to 64%.
o Management believes that the Company was able to secure both firm offers and improved terms from Level 8 and then from VIE as a result of this transaction.
o The board determined that the Company was not required to solicit proxies for this issuance as BCL paragraph 502 (c) gives the board the authority to fix the terms of preferred stock where such terms are not fixed in the charter of the Company.

 Level 8 Systems, Inc.
Throughout the negotiations with VIE, the Company continued to aggressively pursue other potentially interested parties. Several of them indicated strong interest, and one, Level 8 Systems Inc. ("Level 8") made a formal offer to the Company. In order to move quickly, Level 8 verbally offered to make an immediate advance of $550,000 to the Company to enable it to make crucial payments to employees and creditors. After further negotiation, a written offer was made early on March 19, 1997. At this point the Company had received a verbal offer from VIE to acquire COPERNICUS and therefore sought a better offer from Level 8. This was not immediately forthcoming, however Level 8 did agree to improve the terms of its offer, to include an immediate cash infusion. The offer accepted by the Company was made later on the same day (March 19, 1997) with the following principal terms:

o Advance:              $550,000.
o Term:                 120 days (expiring July 17, 1997).
o Interest Rate:        10% per annum.
o Collateral:           Secured by the COPERNICUS product and
related assets.
o Additional Terms:     The Company was free to continue to
negotiate with VIE and other third parties. In the event that the Company were to sell COPERNICUS on or before the repayment of the loan, a break-up fee would be payable to Level 8 of $100,000. The proposed sale of COPERNICUS to VIE as described herein would represent such a sale, and it is therefore envisaged that the break-up fee will be paid to Level 8 from the proceeds of the sale when the sale of COPERNICUS is approved.

The Board of Directors of the Company believed that it was imperative to receive a significant cash infusion of some kind since many of the employees were actively seeking other employment, as they had not received salary for some time. It was considered necessary to retain at least certain key employees in order to protect the value of COPERNICUS. This value would erode swiftly in the event that no staff were available to maintain the existing customers and to support the IBM sales effort. Therefore, despite the risks of not being able to achieve a satisfactory offer for COPERNICUS during the 120 days, the Board decided to proceed with the transaction and preserve the COPERNICUS business as a going concern in order to have the best opportunity to achieve maximum shareholder value from the COPERNICUS asset. Level 8 is not and has never been an affiliate of the Company, any member of the Company's management, any of its principal shareholders or any related parties. Certain employees of the Company at that time were asked by the management to consider offers of employment from Level 8 in order to enhance the value of the sale to the Company's shareholders. No employees accepted these offers.

The only other offer which the Company had managed to confirm at the time was a verbal offer from an investor to invest $500,000 in the Company in exchange for a 70% equity interest in the Company. The advantage of this proposed transaction was that it did not impose the same time constraint with respect to negotiating a satisfactory offer as the Level 8 secured loan. The disadvantage was that it would produce substantial dilution to existing shareholders so that an offer for COPERNICUS more than three times as high as the existing proposals would have been required in order to obtain the same value for existing shareholders. In view of the fact that employees had left for more secure employment and that more were likely to do so, the ability of the Company to maintain the value of the COPERNICUS asset over a period longer than 120 days was limited, and it was thus decided to proceed with the Level 8 proposal.


The VIE transaction - later negotiations
On March 20, 1997, after being advised of Level 8's serious interest, VIE made a substantially increased offer to the Company, with the following principal terms:

o VIE would acquire COPERNICUS and certain related assets for $2 million in cash plus a 10% share in VIE. The parties would immediately enter into a purchase agreement, conditional upon shareholder approval, which would take effect following shareholder approval.
o VIE would immediately advance $400,000 as a secured loan while the Company sought shareholder approval for the sale. This would represent a prepayment of the purchase price.
o The Company would provide undertakings from the required majority of shareholders to vote in favor of the sale at the shareholders meeting.
o Mr. John Brann, the Company's Vice President of technology, and Mr. Diran Cholokian, the head of third party sales would enter into employment agreements with VIE.
o The Company would obtain shareholder approval within 60 days of signing the proposed purchase agreement.
o Pending the shareholders meeting, VIE would immediately receive a world-wide non-exclusive license for COPERNICUS together with a perpetual exclusive license in the United States for the health-care, financial services, food, airline and hotel industries and an assignment of the IBM contract. There would be a 5% royalty under this license payable to the Company. Any payments under the license prior to closing the purchase agreement would constitute prepayments under the purchase agreement.
o If for any reason the sale was not approved by shareholders or there was a change of control of the Company, or in certain other circumstances defined as "Break-up events", VIE would have received a break-up fee of the greater of $250,000 and 50% of the difference in the value of the cash components of the two competing offers.

While this offer appeared to be the most favorable yet received from the point of view of shareholder value, the Company had a number of concerns. Among other points, these included the sweeping nature of the proposed interim license (particularly the perpetual nature of the exclusive license and the fact that it covered all areas where the Company had experienced any success in licensing COPERNICUS), the lack of any provision for the Company to continue to utilize COPERNICUS in any fashion and the probability of the Company's interest in VIE being diluted by the need for further financing.

After further discussions with VIE it became apparent that there was a willingness on both sides to negotiate a mutually satisfactory transaction.

The Company therefore duly gave notice to Level 8 that it had received a written offer. Level 8 declined to match the terms of the offer and instead made the following offer, which it termed "Final" on March 27, 1997:

Level 8 would acquire COPERNICUS and related assets, the Company would receive $700,000 in cash and $300,000 in Level
8 Stock.

In view of Level 8's unwillingness to match the terms of the VIE offer (the Company judged the value of Level 8's offer to be significantly lower than that of the VIE offer) and VIE's apparent readiness to negotiate an acceptable proposal, the Company entered into a letter agreement to negotiate with VIE on March 31, 1997. This agreement allowed the Company to continue to solicit interest in COPERNICUS and investments in the Company during the negotiations and if there were to be such a sale or investment there would be a break-up fee payable to VIE of $150,000, unless VIE had previously broken off negotiations.

Through April and the first week of May negotiations with VIE continued on both business points and on the most appropriate legal language until the agreements described in "The VIE
Agreements" were entered into as of May 9, 1997.

Management Deliberations on VIE Offer

Without limitation, among the factors taken into account by the Company's board of directors in deciding to accept the offer from VIE were the following:(i) the Company had proven unable to raise the funding necessary to continue developing and marketing COPERNICUS, despite aggressively pursing several different possible methods; (ii) the Company had insufficient liquid resources to meet its existing and ongoing liabilities;(iii) the Company was losing staff at a rapid pace because of its inability to continue to finance its business, which management believed was likely to reduce the value of the assets; (iv) the Company had discussed a sale of COPERNICUS widely among potentially interested parties in the Middleware and related markets, both in the United States and overseas, and this was the best offer available; (v) the offer allows New Paradigm Shareholders to continue to benefit from any success in sales of COPERNICUS through the Royalty; (vi) management believed that a higher value could be achieved from a sale of the COPERNICUS business as a going concern than in the event the Company was forced to cease operations.

The Board of Directors decided that a third party analysis of the fairness of the transaction was not necessary in the circumstances. Without limitation, some of the reasons why this course of action was considered to be appropriate and why management believes this offer to be fair and reasonable are (i) the Company had solicited offers from a wide range of potentially interested parties in the industry and related markets, both within the United States and overseas; (ii) the Company had serious competitive interest from different unrelated parties throughout the process; (iii) Level 8, a significant Company in the middleware market place with a strong interest in COPERNICUS (as evidenced by the loan advanced to the Company) declined to match the terms offered by VIE; and (iv) the Company did not have the cash resources to finance such a third-party analysis

Once it became apparent that VIE required Mr. John Brann to agree to join their management as a condition precedent of any transaction, Mr Brann declared a conflict of interest to the Company's Board of Directors and abstained from all further votes on the matter. From that point on, Mr Brann abstained, with all the other directors voting unanimously in favor of the decisions to negotiate and then conclude the transaction with VIE. As soon as the decision to accept the VIE offer was made, Mr. Brann resigned from the Company's Board of Directors in order to avoid any conflict of interest. Since the incorporation of the Company, the Board of Directors has observed a policy that all potential conflicts of interest should be declared to the Board before a vote is taken on any matter.

General - COPERNICUS

Until May 9th 1997, New Paradigm was primarily engaged in the development, marketing, licensing and support of its COPERNICUS software product. As of May 9, 1997 the Company entered into an agreement (the "Purchase Agreement"), to sell, subject to shareholder approval, the rights to COPERNICUS, the New Paradigm Architecture and certain related assets to VIE Systems, Inc., a Delaware corporation ("VIE") for $2,050,000 in cash and a 5% royalty on future COPERNICUS related license fees payable commencing after the first 12 months. Subject to VIE's approval, the Company will have the right to enter into OEM agreements with VIE on commercially reasonable terms, to incorporate COPERNICUS within future products which the Company may develop or acquire. Under the Purchase Agreement the Company has appointed VIE as its exclusive agent for the operation of all aspects of the COPERNICUS related business and VIE is entitled to retain all revenues received in connection therewith. This agreement will terminate at the earlier of the closing of the sale or 180 days from May 9, 1997. VIE has entered into Voting Agreements with the holders of 68.1% of the voting rights entitled to vote at a meeting of New Paradigm Shareholders, and the Company therefore expects the sale to be approved and completed during July 1997. In the event that the sale is not approved, the Company sells the COPERNICUS assets to a third party, or in certain other circumstances VIE is entitled to receive a break-up fee of $350,000.

As of May 9, 1997 the Company entered into a license agreement (the "VIE License") to license certain rights to its COPERNICUS product and to assign certain agreements to VIE. The VIE License gives VIE a five year exclusive license to market COPERNICUS to the financial services, healthcare, food & government industries in US & Canada and a perpetual non-exclusive worldwide license with respect to all industries. Under the VIE license the Company is entitled to receive a 5% royalty on all license fees received by VIE relating to the COPERNICUS product. The license also permits VIE to produce the product on additional platforms and enhance the product as it sees fit. The source code for the product may not be distributed to another party without the prior written consent of the Company. Finally the Company has assigned to VIE certain agreements, including a distribution agreement with IBM. The VIE license will terminate upon the closing of the sale under the Purchase Agreement and any royalties payable thereunder shall be offset against the purchase price payable at the closing.

Until the closing of the contemplated sale of COPERNICUS pursuant to the Purchase Agreement, New Paradigm will continue to be engaged, through its exclusive agent, VIE, in the development, marketing, licensing and support of its COPERNICUS software for large-scale computer users. Most large organizations have many different computer systems. The need to pass information among those often incompatible systems is growing rapidly. Passing information among disparate computer systems is called "systems integration." COPERNICUS automates systems integration by converting the data entered into or generated by one program or system into the form needed by another program or system. The Company believes that its customers can achieve systems integration using COPERNICUS in a more timely and cost-effective way than the traditional approach of writing custom software on a case-by-case basis. An application for a United States patent on COPERNICUS is pending.

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

General - EDI

Until April 1, 1997, through its wholly owned subsidiary, New Paradigm Commerce ("NPC") (formerly New Paradigm Golden
Link), the Company operated a service bureau business providing electronic data interchange ("EDI") services (the conveying of business documents electronically). This EDI business was not operating profitably, and the Company no longer had the resources to invest in its further development. Management therefore concluded that the best course of action was to dispose of this business. As of April 1, 1997, the Company sold its EDI business to Custom Information Systems Corp. of New York ("CIS") for $6,000 and a note repayable monthly over three years with a face value of $355,000 and a present value of approximately $300,000. CIS operates a similar EDI service bureau in Manhattan. To date (June 28th 1997), all payments due under the note have been received in a timely fashion.

History - COPERNICUS

COPERNICUS was invented by John Brann, a former director and former officer of the Company, prior to his employment with the Company and prior to his earlier employment with Management Technologies, Inc. ("MTI"). Mr. Brann assigned all of his right, title and interest in and to COPERNICUS and the method of constructing software which it employed (the "New Paradigm Architecture") to Lancer Holdings Inc. ("Lancer"), formerly called Mark Blundell & Associates, Inc., a New York corporation controlled by John Brann and Mark Blundell, who is a director and the principal executive officer of the Company. Lancer was formed in July 1992. Pursuant to a license agreement dated as of January 13, 1993, Lancer granted to MTI, where both John Brann and Mark Blundell were then employed, a license to distribute software incorporating the New Paradigm Architecture to banks on an exclusive basis and to distribute such software to other customers on a non-exclusive basis. MTI funded the development of a prototype of COPERNICUS and began conducting several pilot programs in the banking industry.

The Company was organized in July 1993 to further develop
COPERNICUS and to develop and market products outside the banking industry. The Company was initially capitalized by MTI.

In connection with the formation of the Company both Lancer and MTI transferred their licenses to the Company and the Company granted to MTI a non-exclusive license to distribute software incorporating the New Paradigm Architecture to banks. John Brann and Mark Blundell became executive officers of the Company and the infrastructure and the support for the New Paradigm Architecture and all software applications employing the New Paradigm Architecture ("the New Paradigm Applications") were transferred from MTI to the Company. As a part of a strategic shift in MTI's operations, MTI determined in August 1994 to cease marketing products using the New Paradigm Architecture and MTI's remaining license was terminated. The Company acquired the New Paradigm Architecture and COPERNICUS and related intellectual property rights from Lancer as of March 22, 1995. Neither Lancer nor MTI retains any rights to the New Paradigm Architecture or COPERNICUS. See "Certain Relationships and Related Transactions."

Following its initial public offering in August 1995, the Company sought to market COPERNICUS to large-scale computer users, both directly with its own sales force and indirectly through systems integrators and other software vendors. Systems integrators marketed COPERNICUS in connection with their services, and software companies acted as value-added resellers ("VARs") of COPERNICUS by incorporating it into their own software products. Royalties from VARs are based on sales of their products. COPERNICUS will allow a VAR's software and its customers' software to work together. Prior to signing the Purchase Agreement, the Company had entered into the following agreements to license or distribute
COPERNICUS:

o License agreements with Marriott International, Inc., and its subsidiaries and affiliates (collectively
"Marriott"), New York Life Insurance Company,
Transquest Information Solutions ("Transquest"),
Massachusetts Institute of Technology ("MIT"), Bell
Atlantic and the Canadian Imperial Bank of Commerce
("CIBC"). These agreements permit the above named entities to use COPERNICUS. The fees collected from these licenses vary depending on the scope of the license.

o An agreement with International Business Machines
Corporation ("IBM") whereby IBM would seek to distribute COPERNICUS with IBM's MQSeries(tm) message-passing middleware.

o An agreement to distribute COPERNICUS in Canada with New Venture Technologies Ltd., a software reseller and systems integration consulting company, an agreement with EXEL to distribute COPERNICUS in the United
Kingdom and an agreement with Rivergate Technologies to distribute COPERNICUS for the Company worldwide.

o A License with Praxis International, Inc. ("Praxis") to incorporate COPERNICUS into its OmniReplicator(tm) software product, which is designed to permit the duplication of databases on different types of computer systems.


These agreements have been assigned to VIE under the VIE
License.
History - New Paradigm Commerce

Beginning in May 1995, the Company worked to establish a presence in the EDI service center business. As of April 1, 1997, at the time of the sale of this business, NPC had connections to two dozen providers of retail goods and services to the public ("Trading Partners") and had signed up approximately 180 suppliers ("Suppliers") (41 at March 31,
1996) to those Trading Partners as customers.

Most Suppliers who used the Company's EDI services did so because a Trading Partner required that all of its Suppliers send all invoices for their products electronically if they were to do business. These Trading Partners were primarily large corporations seeking to have the maximum possible number of their suppliers connected to them electronically to avoid the expensive handling costs associated with paper based systems. If the Supplier wished to create an EDI capability internally, the Supplier would have to buy EDI software, install that software on an existing or new computer, learn the software, transmit the data generated from the software (by modem or email), develop the proper EDI format for the Trading Partner selected and test the connection with the Trading Partner with which it was connected. Many Suppliers were not able, or willing, to spend the resources to make the connection to their Trading Partners, particularly where they did business with several different Trading Partners. As a result they often looked to outsource their EDI functions. NPC took the information for the EDI transaction via fax, letter or email and reformatted that information and transmitted that information in the appropriate EDI format.

NPC was not operating profitably, and the Company no longer had the resources to invest in its further development, so as of April 1, 1997 the business of NPC was sold for cash and a note with a face value of $361,000 and a present value of approximately $300,000. (see "Description of the Business - General - EDI")

History - Netphone

On October 9, 1995 the Company acquired from Electric Magic Company the Netphone product, which permits users of Macintosh(R) computers to conduct worldwide long distance telephone conversations over the Internet. While the acquisition of Netphone was not part of the Company's strategic goal of broadening the New Paradigm Architecture, it represented an opportunity to acquire a functional product in the expanding Internet market. The Company subsequently received an offer from the Camelot Corporation ("Camelot") to acquire these assets from the Company for a package of stock and cash comparable to the acquisition price paid by the Company and an agreement to pay the Company a royalty for each unit sold by Camelot in the future. This allows the Company to benefit from any success Netphone may experience from the wider distribution of the product through Camelot's existing retail marketing channels. To date the Company has received no significant revenue from this royalty arrangement and there can be no assurance that any such significant revenues will arise.

Internet

Through its wholly owned subsidiary New Paradigm Inter-Link, Inc. ("NPIL"), which began operations in December 1995, the Company provides Internet services to corporations and other organizations. Customers include Novartis and the Association of the Bar of the City of New York. The Company intends to develop this business by launching new products and services connected with the Internet. There is no assurance that the Company will be able to develop or acquire such products and services or that if it does they will be acceptable to the market. The Internet is a relatively new and rapidly expanding market. Gartner Group ( a leading industry analyst) estimates that by 2001, 60% of the US workforce will have a justifiable business need for Internet access. By the same date, they estimate that more than 8 million households will access the Internet using ISDN lines (digital telephone lines offered by principal telephone companies suitable for accessing the Internet) and a further 3 million homes will access the Internet using cable modems. World-wide Internet use is currently estimated at 40 million users. With potential access to such numbers, many corporations are seeking to ensure that they have a presence on the Internet. Such a presence is established through a collection of text, graphics and small programs known as a "Web site" maintained on a computer known as a Web server and viewed by users from all over the world who are connected to the Internet through the use of a Web browser such as Netscape Navigator or Microsoft Explorer. The Company seeks to assist companies with creating that Internet presence and also to exploit other business opportunities which may arise in servicing the Internet community.

Internet - Website services

NPIL provides organizations with the ability to utilize the Company's expertise in creating a Web site. This expertise includes assembling an appropriate team of independent design consultants and, if necessary, programmers; designing the site from both technical and aesthetic perspectives, implementing the design, and then providing Web server hosting services away from a customer's own internal network
to ensure security.   NPIL specializes in providing custom
facilities to enable a customer's presence on the Internet to be constantly evolving and interesting without adding to their existing workload. For example, the site for the Association of the Bar of the City of New York is remotely updated by association staff. A small software program ("applet") created by NPIL staff in Java - the most common computer programming language for the Internet today - allows customers to utilize information in the format in which it was created under existing word processor programs such as Microsoft Word to automatically update their Web site from their own offices. No translations or transitions are required - the customer's staff member simply uses the common "cut and paste" technique utilized within many programs to move the required document into the NPIL applet. A typical site brings in initial revenues of approximately $20,000 - $30,000 on completion with continuing revenues for maintenance and changes throughout the year which are expected to amount to $1,000- $3,000 per annum. The Company has created 5 Web sites for customers of this service to date. Revenues in fiscal 1997 were $62,420 from 3 such sites.


Examples of Web sites created by New Paradigm include:

o Novartis - site for its "Program" product:
www.programpet.com
o Association of the Bar of the City of New York:
www.abcny.org
o Nuway Corporation: Corporate Website, site for moistmates product: www.nuwaycorp.com
o Smolin Lupin, accountants: corporate Website:
www.cpasmolinlupin.com
o Novartis - site for its "Sentinel" product:
www.petprotect.com
o New Paradigm: corporate Website: www.newparadigm.com
o Proballfan: NFL football site written by fans:
www.proballfan.com

Website services - marketing and distribution

The Company is marketing its services through a mix of direct contact with prospective clients and indirect sales. One member of staff is engaged full time in the direct sales activity which accounts for approximately 50% of the current customer list . Indirect sales, which account for the remaining 50%, are primarily through advertising agencies working on integrated media campaigns who subcontract the Internet portion to NPIL.

 Internet - Other products

The Company is also involved in research and development for other products and services which can be effectively launched and marketed through the Internet. The nature of the Internet market is that the time to market from the formation of a concept can be very short. The Company is currently working on three projects which it expects to launch during Fiscal 1998. These products have not been announced as this could provide significant commercial advantage to the Company's competitors. (The general areas for these three projects are (i) intellectual property; (ii) the Internet itself and (iii) education.) In each of two of the projects the Company is working with a third party that is providing product or market specific information and will be entitled to a share of the revenues or a stake in a joint venture between the Company and the third party for their efforts.
In neither case has the arrangement yet been finalized. The Company expects to invest an aggregate of approximately $200,000 in the launch of these three products, in addition to the research and development work of the Company's staff. There can be no assurance that the Company will be able to reach satisfactory agreement with the third parties involved, or that it will be able to complete the research and development work needed to launch the products, or that if they are launched such products will achieve any degree of market success.


Research and Development

From its inception until the signing of the Purchase Agreement, the Company focused its internal development efforts on COPERNICUS and the New Paradigm Architecture. In addition, the Company has employed independent consultants to perform certain development functions. Research and development expenses, which include salaries and other employee costs of the Company's product development personnel, for the fiscal year ended March 31, 1995 were $331,821 (17% of total expenditures). Beginning July 1, 1995 the Company recognized technological feasibility of COPERNICUS and began capitalizing the development costs of COPERNICUS in accordance with Statement of Accounting Standards ("FASB") No. 86, "Accounting for the Cost of Computer Software to be Sold, Leased or Otherwise Marketed." The Company capitalized $218,950 of development costs relating to COPERNICUS and expended an additional $60,344 for Research and Development expenses during the year ended March 31, 1996. The Company capitalized $495,696 of development costs relating to COPERNICUS during the year ended march 31, 1997. There were no research and development expenses for that year. For a discussion of the history of the development of COPERNICUS and the New Paradigm Architecture, see "Description of Business -- History."

Research and development will remain vital to the Company's efforts to remain competitive in the Internet business. The technology in that marketplace is evolving at a very rapid pace, and new techniques must be learned constantly. The Company currently has two staff involved in Research and Development, and is seeking to recruit a third. The Company is presently significantly dependent on the services of Mr. Ali Faraji in this area. Mr. Faraji is not the subject of an employment contract and their can be no assurance that he will remain employed by the Company. There can also be no assurance that the additional engineer can be recruited or if any of the current Research and Development staff leave that they can be replaced at a cost acceptable to the Company.

Competition

The Internet marketplace, while rapidly expanding, is intensively competitive. There are hundreds or thousands of companies competing for the Web-site creation and hosting business. These range from college or even high-school students working at low cost from their home, to the largest providers of telecommunications services such as AT&T or MCI. The Company will seek to compete by offering high quality service at reasonable cost and by differentiating itself with innovative products and services. Many of the Company's competitors have much greater resources and name recognition than the Company. There can be no assurance that the Company will succeed in competing effectively in this marketplace, or that if it does succeed in winning business that it will be able to continue to do so.

Intellectual Property Rights

On March 23, 1995, the Company acquired the intellectual property rights to COPERNICUS and the New Paradigm Architecture from Lancer. See "Directors and Executive Officers of the Registrant" and "Certain Relationships and Related Transactions -- Acquisition of the New Paradigm Architecture." The intellectual property rights acquired from Lancer include one application for a United States patent relating to COPERNICUS, which application is now pending in the USPTO, and corresponding applications (or the right to file corresponding applications) in 24 foreign countries. Patents have been granted in Pakistan and France. While there can be no assurance when or if a United States patent will be granted, management believes that COPERNICUS is patentable. These rights will be transferred to VIE on the closing of the Purchase Agreement.

In the Internet field, the Company does not believe that any of the software which it has developed to date is patentable.

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

Employees

As of June 15, 1997, the Company employed 9 full-time employees. None of the Company's employees is represented by a labor union or is subject to a collective bargaining agreement. The Company believes that its employee relations are satisfactory. The number of the Company's employees declined because the Company released 6 employees in its Atlanta office as it withdrew from direct sales, and 10 more in New York when staff reductions were made to reduce expenses on December 31, 1996. In addition 6 employees transferred to CIS or VIE as they began operating businesses previously operated by the Company.

Item 2.  Description of Property

The Company's corporate headquarters is located on the 7th floor of 733 Third Avenue, New York, New York (the "Premises"). The Premises are currently being sublet from Go
America Tours, Inc.   Go America's master lease expires on
August 31, 1999. In view of the reduction in the number of the Company's employees from a high of 44 to 9 at present, the Company no longer needs the 12,500 square feet of space it subleases and is seeking sub-tenants to occupy all or part of the space. Based upon its preliminary discussions with real estate brokers, the Company believes that it will be able to secure such sub-lessees at approximately the same rate as in its own sub-lease (presently approximately $23,000 per month). The Company anticipates that, in the event that it is successful in sub-leasing all of the space it currently occupies, it will experience no difficulty in obtaining suitable space for the remaining 9 employees. It is estimated the cost of such space would be approximately $6,000 per month.



Item 3.  Legal Proceedings

The Company is not involved in any material legal proceedings.

Item 4.  Submission of Matters to a Vote of Security
Holders

Not applicable



PART II


Item 5.  Market for the Registrant's Common Equity and
Related Stockholder Matters

(a)  Principal Market.

The Registrant's Common Stock and Redeemable Warrants are quoted on the Nasdaq Bulletin Board.

(b)  Approximate Number of Holders of Equity.

The number of record holders of the Common Stock was approximately 86 and the number of record holders of Redeemable Warrants was 46 as of March 31, 1997.

(c)  Frequency and Amount of Dividends.

To date, the Company has not paid any cash dividends. The Company does not anticipate paying any dividends in the foreseeable future. The Company intends to retain any future earnings to finance the growth and development of its business. Any future determination as to the payment of dividends will be at the discretion of the Board of Directors of the Company and will depend on the Company's operating results, financial condition, capital requirements and such other factors as the Board of Directors may deem relevant.

(d) High and Low Sales Prices of Common Equity and Redeemable
Warrants

The following table sets forth, for the periods indicated, the high and low closing prices for the Common Stock and Redeemable Warrants as reported by the NASDAQ SmallCap Market through March 3, 1997 and afterwards as reported on the Nasdaq Bulletin Board:

                           Common Stock             Redeemable Warrants

1996 Fiscal Quarters     High      Low                High   Low
Second Quarter
(Commencing August
11, 1995)(1)            $7.50      $5.00            $2.00   $0.75
Third Quarter            6.50       4.50             1.625   0.75
Fourth Quarter           6.125      4.75             1.625   1.125

1997 Fiscal Quarter
First Quarter            6.00       1.875            1.375   0.375
Second Quarter           3.00       1.125            0.875   0.25
Third Quarter            3.125      1.00             0.75    0.25
Fourth Quarter           1.813      0.50             0.25    0.063


<F1> (1) The initial public offering of the Common Stock and
Redeemable Warrants commenced on August 11, 1995. The initial public offering prices of the Common Stock and Redeemable
Warrants were $6.50 per share and $.10 per Redeemable
Warrant.


The foregoing prices and quotations reflect inter-dealer prices without retail mark-up, mark-down or commissions. The foregoing quotations may not represent actual transactions.

Item 6. Management's Discussion and  Analysis of
Financial Condition and Results of Operations

The selected financial data of the Company presented below for, and as of the end of, the fiscal years ended March 31, 1996 and 1997 have been derived from the financial statements of the Company, which have been audited by BDO Seidman LLP, independent certified public accountants. The Company was incorporated in July 1993 and commenced operations in November 1993. The data set forth below should be read in conjunction with the Company's financial statements and related notes thereto included elsewhere herein. The Company has entered into agreements to sell two of its major businesses - COPERNICUS and the EDI business. As a result the statements of operations for the fiscal years ended March 31, 1997 and 1996 and the Balance Sheet as at March 31, 1997 have been prepared to reflect continuing operations. The Loss for discontinued operations is shown in Note 14 to the financial statements.

Statement of Operations Data

                      Year Ended March 31, 1997       Year Ended March 31, 1996
Revenues                        $69,976                              $ -
Expenses                      1,627,163                        1,316,332
                             -----------                      -----------
Loss from operations         (1,562,187)                      (1,316,332)
Other income (expense)           25,099                         (302,154)
                             -----------                      -----------
Loss from continuing
operations                   (1,537,088)                      (1,618,486)
Loss from discontinued
operations                   (1,438,319)                      (1,941,806)
                             -----------                      -----------
Net Loss                    $(2,975,407)                     $(3,560,292)
                             -----------                      -----------
Net Loss per common share
from continuing operations       $(0.63)                          $(0.93)
                             -----------                      -----------
Net Loss per common share
from discontinued operations      (0.58)                           (1.11)
                             -----------                      -----------
Net Loss per common share (1)    $(1.21)                          ($2.04)
Weighted average common
shares outstanding (1)        1,743,472                        2,449,428

Balance Sheet Data
                                                            March 31, 1997
                                                            --------------
Total assets                                                 $1,357,703
Total current assets                                            411,267
Assets held for sale                                            691,491
Total current liabilities                                     1,427,817
Long-term debt                                                        0
Current liabilities                                           1,427,817
Redeemable Preferred Stock                                      200,000
Deficit                                                      (9,109,599)
Total capital deficit                                         $(271,114)


<F1>

(1) See Notes to Financial Statements for an explanation of the determination of the number of shares and share equivalents used in computing share amounts.

Overview

The Company has entered into agreements to sell two of its major businesses - COPERNICUS and the EDI business. As a result the statements of operations for the fiscal years ended March 31, 1997 and 1996 and the Balance Sheet as at March 31, 1997 have been prepared to reflect continuing operations. The Loss for discontinued operations is shown in
Note 14 to the financial statements. The discussion and analysis which follows therefore considers separately the continuing and discontinued operations.

In its continuing operations the Company had net losses of $1,537,088 for the year ended March 31, 1997 and $1,618,486 for the year ended March 31, 1996. The Company's revenues from continuing operations for the fiscal years ended March 31, 1996 and 1997 were nil and $69,976, respectively. The Company's subsidiary, NPIL had 3 customers for its Web site creation and maintenance services as at March 31, 1997 and 5 as at June 30, 1997.

In its discontinued operations the Company had net losses of $1,438,319 for the year ended March 31, 1997 and $1,941,806 for the year ended March 31, 1996. The Company's revenues for the fiscal years ended March 31, 1997 and 1996 were $622,898 and $425,953, respectively. These revenues were primarily due to the licensing of COPERNICUS in 1996. In 1997, $380,671 was derived from COPERNICUS licensing and royalties and $234,048 was derived from EDI service bureau revenues. The Company's subsidiary, NPC, had 41 EDI customers in the year ended March 31, 1996 and approximately 180 EDI customers in the year ended March 31, 1997.

Following the Company's initial public offering ("IPO") in August 1995, the Company significantly expanded its operations and particularly its sales activity relating to COPERNICUS. Five additional staff members were recruited and the sales operation moved to Atlanta. The Company closed its sales office in Atlanta in January, 1997.

The Company's revenues and profitability may vary significantly both in the case of consecutive quarters and in the case of a quarter compared to the corresponding quarter of the preceding year. Such variations may result from, among other factors, lengthy development time for the Company's products and services, timing of new product and service introductions by the Company and its competitors, changes in levels of the Company's operating expenditures, including the Company's expenditures on research and development, the size and timing of customer orders, the amount and timing of initial fees for creating Web sites, royalty payments and license fees by licensees, as well as consulting, training and maintenance fees, increased competition, reduced prices, the effect of currency exchange rate fluctuations, delays in the development of new products and services, the costs associated with the introduction of new products and services and the general state of national and global economies. The Company expects to derive substantially all of its revenues from initial fees for creating Web sites, and consulting, training, service and maintenance fees. Accordingly, the Company's revenues will vary with the demand for its products and services. As a result of such factors, the Company's revenues and profitability for any particular quarter are not necessarily indicative of any future results. Fluctuations in quarterly results may also result in volatility in the price of the Company's securities.

Results of Operations

Revenues. Revenues from continuing operations during the fiscal year ended March 31, 1997 increased from $0 to $64,976 as NPIL made its first sales during fiscal 1997.. These revenues primarily consisted of revenue from the initial fees for the creation of Web sites.

Revenues from discontinued operations during the fiscal year ended March 31, 1997 increased by $196,945 (46%) to $622,898 over the year ended March 31, 1996. In 1996, these revenues primarily consisted of revenue from the licensing of COPERNICUS to direct end-users. In 1997, $380,671 was derived from COPERNICUS license fees and royalties. In 1996, $19,421 of revenues arose in the NPC EDI service bureau business. In 1997 this increased by $214,807 (1,106%) to $234,048.
Expenses. The Company's expenses primarily comprise salaries and related employee costs, research and development costs, professional fees, marketing expenses, general and administrative expenses, occupancy expenses and depreciation and amortization.

Expenses relating to continuing operations during the fiscal year ended March 31, 1997 increased by $310,831 (24%) over the fiscal year ended March 31, 1996.

Expenses during the fiscal year ended March 31, 1997 relating to discontinued operations decreased by $306,542 (13%) over the fiscal year ended March 31, 1996.

For the continuing operations, employee costs increased by 21% to $630,616 in the fiscal year ended March 31, 1997, compared to $520,356 in the fiscal year ended March 31, 1996. This was due to the hiring of additional staff members for NPIL and an increase in the number of staff members employed by the Company in administrative and corporate positions to 9 as the overall staff of the corporation increased to 44. However by March 31, 1997 the number of staff members involved in such tasks had been reduced to 4, and the total number of staff members to 9.

For the discontinued operations, employee costs increased marginally by 1% to $1,047,606 in the fiscal year ended March
31, 1997, compared to $1,008,015 in the fiscal year ended
March 31, 1996.

The Company did not recognize any research and development expenses in the fiscal year ended March 31, 1997, compared to $60,344 in the fiscal year ended March 31, 1996. This decrease is due to the fact that the Company recognized technological feasibility of its COPERNICUS product on July 1, 1995. According to FASB No. 86, "Accounting for Costs of Computer Software to be Sold, Leased, or Otherwise Marketed," the Company believes it is now required to capitalize its COPERNICUS research and development expenses. Capitalized software expenses consist principally of salaries and certain other expenses related to development and modifications of COPERNICUS capitalized in accordance with the provisions of FASB No. 86. Amortization of capitalized software costs is provided at the greater of the ratio of current product revenue to the total of current and anticipated product revenue or on a straight-line basis over the estimated economic life of the software, which is not more than five years. $218,950 was capitalized during the year ended March 31, 1996 and $276,746 was capitalized during the year ended March 31, 1997.

Professional fees relating to continuing operations decreased by 4% to $244,731 in the fiscal year ended March 31, 1997, compared to $256,148 in the period ended March 31, 1996. The decrease is primarily due to the fact that there were costs related but not directly attributable to the IPO in fiscal 1996. No such expenses arose in 1997.

Professional fees relating to the discontinued operations deceased by 39% to $223,213 in the fiscal year ended March 31, 1997, compared to $364,050 in the period ended March 31, 1996. The decrease is primarily due to the fact that the Company incurred legal fees during fiscal 1996 to derive standardized licensing and maintenance agreements. The use of these agreements as the basis for negotiations in fiscal 1997 produced a reduction in related legal fees.

Marketing expenses relating to continuing operations increased by 86% to $164,238 in the fiscal year ended March 31, 1997 compared to $88,461 in the fiscal year ended March 31, 1996. This is principally due to increased fees from the Company's public relations consultants as the Company engaged in a marketing and promotional campaign. A proportion of the costs of this campaign were allocated to developing the corporate profile. The campaign was terminated in September 1996 and the Company no longer employs public relations consultants.

Marketing expenses relating to discontinued operations decreased by 38% to $323,725 in the fiscal year ended March 31, 1997 compared to $523,624 in the fiscal year ended March 31, 1996. This is principally due to the decision to concentrate on indirect rather than direct channels and the consequent termination of the Company's advertising campaign in September 1996.

General and administrative expense relating to continuing operations increased by 58% to $340,744 in the fiscal year ended March 31, 1997, compared to $215,199 in the fiscal year ended March 31, 1996. This was due to an increase in the average number of staff employed by the Company in the year ended March 31 1997 compared to the previous year.

General and administrative expense relating to discontinued operations decreased by 8% to $265,087 in the fiscal year ended March 31, 1997, compared to $288,756 in the fiscal year ended March 31, 1996. This is principally due to the decision to concentrate on indirect rather than direct channels and the consequent reduction in the number of staff employed in direct sales and other COPERNICUS related activities.

Occupancy costs did not change significantly. 1997 occupancy costs for continuing operations were $197,230 and in 1996:
$198,356. For discontinued operations 1997 occupancy expenses were $20,310 and 1996 occupancy expenses were $20,000.

Depreciation and amortization expenses relating to continuing operations increased by 31% to $49,604 in the fiscal year ended March 31, 1997 compared to $37,803 in the fiscal year ended March 31, 1996. Depreciation and amortization increased because of an increase in fixed assets relating to continuing operations from March 31, 1996 to March 31, 1997.

Depreciation and amortization expenses relating to discontinued operations increased by 88% to $181,276 in the fiscal year ended March 31, 1997 compared to $96,335 in the fiscal year ended March 31, 1996. Depreciation and amortization increased because of the amortization on the capitalization of the COPERNICUS software product and an increase in fixed assets relating to discontinued operations from March 31, 1996 to March 31, 1997.

In December 1996, the Company entered into a sublease with Go-America Tours in respect of approximately 12,500 square feet of space at 733 Third Avenue, New York, New York to be the Company's principal place of business. Payments under this lease which runs until August 31, 1999 are expected to total $694,000 of which $275,000 is due in fiscal
1998,$291,000 in fiscal 1999 and $128,000 in fiscal 2000.
The Company has made no other material capital commitments.

The Company's net operating loss carryforwards and deferred tax asset account are approximately as follows:


Period or Year                            Net operating       Net Deferred
ended March 31,     Year of expiration  loss carryforward       tax asset
---------------------------------------------------------------------------
1994                    2009                  $589,000           $   -
1995                    2010                 1,954,000               -
1996                    2011                 3,542,000               -
1997                    2012                 2,958,000               -
                                             ---------
                                             9,043,000           $   -

The tax benefit of these losses (approximately $4,140,000 and $2,786,000 at March 31, 1997 and 1996 respectively) is subject to significant limitations due to the change in control for income tax purposes resulting from the Company's IPO in August 1995. The tax benefit of these losses has been fully reserved by a valuation allowance of the same amount due to the uncertainty of its realization.


Foreign Exchange. The Company currently has no exposure to foreign currency exchange rate fluctuations. In the future the Company may seek to minimize its exposure to foreign currency exchange rate fluctuations by requesting that its customers, distributors, including systems integrators, and VARs located outside of the United States enter into contracts denominated in United States dollars or by entering into transactions to attempt to hedge some of the risks of foreign currency exchange rate fluctuations.

Liquidity and Capital Resources

The Company has financed its operations to date primarily through public and private sales of its debt and equity securities. The Company has raised a total of approximately $10.6 million from these activities. Of this total, $50,000 was raised in connection with the initial capitalization of the Company, $1,141,000 was raised in a private placement of equity securities in October 1993; $450,000 in a private placement of equity securities and promissory notes in October 1994 (the "1994 Financing"), $1,312,500 in a private placement of equity securities and promissory notes in March 1995 and April 1995 (collectively, the "1995 Financing"), $6,891,933 in the Company's IPO and $200,000 in the private placement of Series C Redeemable Preferred Stock in March 1997. Of the funds raised in the 1994 Financing, $130,000 of promissory notes were repaid out of the proceeds of the 1995 Financing, and the remaining principal of and interest on the notes issued in the 1994 Financing and the 1995 Financing were repaid from the net proceeds of the Company's IPO. Additionally on March 19, 1997 the Company borrowed $550,000 from Level 8 Systems, Inc. by means of a loan secured by COPERNICUS and related assets. Level 8 Systems, Inc. agreed to make this advance as part of negotiations in which it sought to acquire COPERNICUS and related assets from the Company. This loan is due to be repaid on July 18th 1997.
On June 27 1997, the Company was received from VIE a loan of $50,000 secured on all the assets of the Company and an advance of $13,500 against royalties under the VIE License. These amounts are to be deducted from the purchase price due on closing of the transactions contemplated by the Purchase Agreement.

In the fiscal years ended March 31, 1994 and March 31, 1995, the Company borrowed $466,409 from a shareholder, MTI (MTI is no longer a shareholder of the Company), pursuant to a subordinated financing agreement. This subordinated debt was canceled pursuant to a Settlement Agreement with MTI dated as of May 26, 1995. This amount is not included in the $10.6 million figure set forth in the preceding paragraph.

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

Accounts payable and accrued expenses increased to $806,690 at March 31, 1997 from $220,341 at March 31, 1996. Such decrease in accounts payable and accrued expenses is primarily due to the inability of the Company to pay its creditors in a timely manner at March 31, 1997 and a consequential significant increase in accounts payable.. At March 31, 1997, the Company had a working capital deficit of approximately $1,017,000.

Of the proceeds of $2,050,000 due at the closing of the Purchase Agreement, the Company expects to utilize $200,000 to redeem the Series C Redeemable Preferred Stock, $650,000 to repay the Secured Loan from Level 8 Systems, Inc. and approximately $300,000 as immediate payments to be made towards accounts payable and in settlement of employee termination payments. A further $63,500 will be used to repay the June 27, 1997 advance from VIE. This will leave a balance of approximately $836,500 available for working capital.



Based on the Company's current plan of operations, and assuming that the Company is successful in securing a sub-tenant for its space, it is anticipated that the net proceeds from the intended sale of COPERNICUS pursuant to the Purchase Agreement and the Company's expected operating revenues will provide sufficient working capital until approximately March 1998. The Company's total expenses from the closing of the transactions contemplated under the Purchase Agreement for the remainder of the fiscal year ending March 31,1998 are expected to be below $100,000 per month. The Company will need additional financing prior to March 1998 and thereafter if demand for the Company's products is sufficiently great to require expansion at a faster rate than anticipated, or if research and development expenditures or the extent of service and customer support that the Company is required to provide are greater than expected or other opportunities arise which require significant investment, or if revenues are significantly lower than expected. Additionally, the Company may require significant additional financing to complete any acquisition. If financing is required, such financing may be raised through additional equity offerings, joint ventures or other collaborative relationships, borrowings and other sources. There can be no assurance that additional financing will be available or, if it is available, that it will be available on acceptable terms. If adequate funds are not available to satisfy either short or long-term capital requirements, the Company may be required to limit its operations significantly and may be unable to carry out its plan of operation. See
Note 1 to the Company's financial statements and "Report of Independent Certified Public Accountants on Audited Financial Statements."

New Paradigm intends to seek to raise additional capital by the issuance of further equity securities. Negotiations are currently underway with investment bankers to this end. However, there can be no assurances that any such financing will be available or, if it is available, that it will be available on acceptable terms. If additional funds are raised through the issuance of equity securities, the percentage ownership of the then current shareholders of the Company will be reduced and such equity securities may have rights, preferences or privileges senior to those of the holders of the Common Stock. Unless the market price of the Company's Common Stock increases significantly over its market price on June 27, 1997 additional issuances of equity security could cause significant dilution to purchasers of Common Stock in the IPO.

Plan of Operation

During the fiscal year ending March 31, 1998, the Company intends to continue to develop its Internet business, both by bringing in new customers for its web-site services business and by launching new Internet related products. (see "Internet - other products"). The Internet marketplace, while expanding rapidly is intensely competitive. Through March 31, 1997, the Company's NPIL subsidiary had revenues of $62,420.

None of these products has been completed and feasibility studies in the likely commercial success of such products will need to be carried out prior to their launch. The Company will require additional capital resources to successfully develop and market these and any other products and will consequently seek to conclude additional financing arrangements as soon as possible. Given the uncertainty of the Company's financial position until the sale of the COPERNICUS assets has been approved, management considers it unlikely that any such financing arrangements can be concluded prior to the Shareholders Meeting.

The Company also intends to seek acquisitions of or other business combinations with other businesses in related fields. The Company will have very limited financial resources to offer to any such prospective partners and unless there is a significant improvement in the Company's stock price, will not have attractive stock to offer. The Company therefore expects to be essentially opportunistic in seeking business combinations which are available to it. This means the Company may entertain proposals from businesses not directly related to its intended area of operations in order to seek the maximum value for shareholders. The Company anticipates that any such combination will require additional financing, and therefore the attractiveness of any proposed combination to potential investors will need to be considered.



Item 7.  Financial Statements and Supplementary Data

Financial statements are included herein following Part IV,
Item 13.

Item 8. Disagreements with Accountants on Accounting and Financial Disclosure

Not applicable.


PART III

Item 9.  Directors, Executive Officers Promoters and
Control Persons; Compliance with Section 16(a) of the
Exchange Act

There are currently three members of the Company's Board of Directors. The Company's By-Laws authorize the Board of Directors to fix the number of authorized directors. The By-Laws also authorize the Board of Directors to fill any vacancy on the Board of Directors.

The Company has agreed that Mr. Robert S. Trump, an investor and the purchaser of the Company's Series C Redeemable Preferred Stock in a private placement in March, 1997 may nominate for election one person to serve on the Board of Directors. Mr. Trump has orally advised the Company that he does not currently intend to nominate anyone to serve on the Board of Directors.

The following table sets forth the names, ages and positions with the Company of the Company's directors, executive officers and key employees:

Name                            Age             Position
---------------------------  --------      ----------------
Mark Blundell                   39      Chief Executive Officer,
                                        President, Chief Financial
                                        Officer, and Director
Matthew Fludgate                25      Secretary, and Vice
                                        President
Daniel A. Gordon                57      Chairman of the Board of
                                        Directors
Michael Taylor                  55      Director


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

Matthew Fludgate has been the Secretary and Vice President of Administration for the Company since May 9, 1997. Prior to this he was the Business Manager for the Company since November, 1993. From June 1993 through October 1993 Mr. Fludgate was an Executive Assistant at Management Technologies, Inc. Mr. Fludgate received a B.S. in Business Economics from the State University of New York at Oneonta.

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

Michael Taylor has been a director of the Company since
April 26, 1996. Since December 3, 1996 he has been a Senior Vice President of Gilford Securities. Prior to that he was a Managing Director of Investment Banking at Laidlaw Equities from March 1996. He was Associate Director of Investment Banking for Josephthal Lyon & Ross from June 1989 to March 1996. From early 1980 until joining Josephthal, he was President of Mostel & Taylor Securities, Inc., a NASD-member investment banking and brokerage firm. He has been involved in the securities industry since 1966, when he joined Lehman Brothers as an analyst. He has been a director of NDE Environmental, Inc. since July 1992. He is also Chairman of the Board of Jennifer Muller/The Works, a contemporary dance company. He attended Amherst College and Columbia University. In 1991, the Securities and Exchange Commission entered an administrative order finding that, in 1988 and 1989, Mr. Taylor aided Mostel & Taylor Securities, Inc. in connection with certain violations of the net capital requirements for securities broker-dealers imposed by the Securities Exchange Act of 1934, and suspended him from associating with a broker, dealer, investment company, investment adviser or municipal securities dealer in any capacity for 90 days and in a proprietary or supervisory capacity for an indefinite period with the right to apply for removal of such suspension after two years. He has applied to remove the suspension. Mr. Taylor consented to the order without admitting or denying its findings.

COMPLIANCE WITH SECTION 16(a) OF THE SECURITIES
EXCHANGE ACT OF 1934

Section 16(a) of the Securities Exchange Act of 1934 ("Section 16(a)") requires the Company's directors, executive officers, and persons who own more than 10% of a registered class of the Company's equity securities, to file with the Securities and Exchange Commission reports on Forms 3, 4 and 5 concerning their ownership of the Common Stock and other equity securities of the Company.

Based solely on the Company's review of copies of such reports and written representations that no other reports were required, the Company believes that all its officers, directors and greater than ten percent beneficial owners complied with all filing requirements applicable to them with respect to transactions during the fiscal year ended March 31, 1997,

Item 10.  Executive Compensation

The following table sets forth information concerning the compensation of the Company's chief executive officer and each of the other executive officers (the "Named Officers") for services rendered in all capacities to the Company. The
Company has only four executive officers.

SUMMARY COMPENSATION TABLE

                                             Annual Compensation        Long Term Compensation
Name and Principal Position   Fiscal Year   Salary   Bonus  Other      Securities  Restricted   All Other
                                Ended                       Annual     underlying    Stock    Compensation
                              March 31,                   Compensation   options    Awards

Mark Blundell - Chief Exec-    1995       $150,000      $0  $45,000(1)          0        $0       $1,456(2)
utive Officer, Chief Finan-    1996       $150,000 $20,000  $57,000(1)     38,666        $0       $1,100(2)
cial Officer & President       1997       $150,000      $0  $57,000(1)    149,999        $0       $1,100(2)

John Brann -                   1995       $100,000      $0       $0             0        $0           $0
Vice President - Technology(3) 1996        $75,000      $0  $25,000(4)     38,666        $0         $810(2)
                               1997       $100,000      $0       $0       149,999        $0         $810(2)

Philip V. Caltabiano -         1995       $100,000      $0       $0             0      $188(6)        $0
Senior Vice President -        1996       $100,000      $0       $0        33,333      $188(6)        $0
Sales and Marketing (5)        1997        $50,000      $0  $75,000(7)    100,000      $188(6)        $0

Nicholas Field                 1995        $70,000      $0       $0             0      $100(9)        $0
Vice President -               1996        $80,000      $0       $0        22,500       $50(9)        $0
Implementation (8)             1997        $80,000      $0       $0        66,000        $0(9)        $0

Matthew Fludgate               1995        $33,000      $0       $0             0        $0           $0
Secretary and Vice President   1996        $35,000  $5,000       $0         8,667        $0           $0
- Administration               1997        $42,000      $0       $0        15,000        $0           $0

<F1> (1) Reflects a non-accountable expense allowance of $4,000 per month and a car allowance of $750 per month paid to Mr.
Blundell.

<F2> (2) Reflects the insurance premium paid by the Company for term life insurance for Mr. Blundell and Mr. Brann.

<F3> (3) Resigned effective May 9, 1997.

<F4> (4) Reflects severance pay paid to Mr. Brann when his
employment terminated on March 18, 1996 upon expiration of his visa to work in the United States. Mr. Brann was reemployed by the Company upon being granted a new visa on August 1,1996.

<F5> (5) Resigned effective September 25, 1996.

<F6> (6) Upon first joining the Company in 1993, the Company awarded Mr. Caltabiano a stock grant of 20,000 shares of Common Stock, 15,000 of which have vested. The amounts included in the table reflects 5,000 shares of Common Stock that vested in each of the fiscal years ended March 31, 1995 and March 31, 1996. These shares were awarded in connection with the organization of the Company and have been valued at par value ($.01 per share) before giving effect to a reverse split of the Company's Common Stock that was approved by the Company's shareholders on April 18, 1995.

<F7> (7) Reflects payment agreed to be paid in respect of a termination agreement dated September 27, 1996.

<F8> (8) Resigned effective March 21, 1997.

<F9> (9) Upon first joining the Company in 1993, the Company awarded Mr. Field a stock grant of 8,000 shares of Common Stock, all of which have vested. The amount included in this table reflects 2,667 shares that vested during the year ended March 31, 1995 and 1,333 shares that vested during the year ended March 31, 1996. These shares were awarded in connection with the organization of the Company and have been valued at par value ($.01 per share) before giving effect to a reverse split of the Company's Common Stock that was approved by the Company's shareholders on April 18, 1995.


OPTION GRANTS IN FISCAL YEAR ENDED MARCH 31, 1997

The following table sets forth all grants of stock options made during the fiscal year ended March 31, 1997 pursuant to the Company's Stock Option Plan to the Named Officers:

                            Individual Grants

Name                    Number of      % of Total          Average      Expiration
                        Securities   Options Granted      Exercise or    Date
                        Underlying   to Employees in      Base Price
                        Options      Fiscal Year          Per Share
                        Granted      Ended March 31,
                                        1997 (a)

Mark Blundell           149,999         21%                 $1.25       November 2000
John Brann (b)          149,999         21%                 $1.25       November 2000
Philip V. Caltabiano    100,000         14%                 $1.25       November 2000
Nicholas Field (b)       66,000          9%                 $1.25       November 2000
Matthew Fludgate         15,000          2%                 $1.625      November 2000
All Shareholders            N/A         N/A                 N/A         N/A
All Optionees (a)       715,000         N/A                 $1.35       November 2000


<F1> (a) Includes 30,000 shares of Common Stock issuable upon exercise of options granted to outside directors.

<F2> (b) Mr Field resigned on March 21, 1997 and Mr. Brann
resigned on May 9, 1997. The terms of the Option Plan provide that these options will expire 90 days after the date of resignation unless exercised prior to such date. As at June 31, 1997 none of these options have been exercised.


        AGGREGATE OPTION EXERCISES IN FISCAL YEAR ENDED MARCH
                31, 1997 AND YEAR-END OPTION VALUES

The following table sets forth information with respect to options exercised by each of the Named Officers during the fiscal year ended March 31, 1997 and the number and value of unexercised options as of March 31, 1997:


                   Shares       Value           Number of Securities       Value of Unexercised in-
                  Acquired      Realized       Underlying Unexercised       -the-Money Options at
                 on Exercise                      Options at March              March 31, 1997(a)
Name                                                   31, 1997
                                              Exercisable  Unexercisable  Exercisable  Unexercisable
Mark Blundell           0          $0           38,666        149,999           $0          $0
John Brann              0           0           38,666        149,999           $0          $0
Philip V. Caltabiano    0           0                0              0           $0          $0
Nicholas Field          0           0           22,200         66,000           $0          $0
Matthew Fludgate        0           0            8,667         15,000           $0          $0


<F1> (a) Based on the closing price of New Paradigm Software Corp.
Common Stock on March 31, 1997 of $0.50 as reported on NASDAQ
Bulletin Board.

Employment Contracts

The Company has entered into employment contracts with Messrs. Blundell, Brann and Caltabiano. The employment contracts of Messrs. Blundell, Brann and Caltabiano contain the following principal features.

Mr. Blundell: Term: Five years with a remaining term of approximately two years (1994-1999); Base Salary: $200,000 per annum (Mr. Blundell has waived $50,000 per annum of this Base Salary (which is not being accrued) until such time as the Company would otherwise be able to report a pre-tax annual profit in excess of $75,000); Allowances: Mr. Blundell receives a non-accountable expense allowance of $4,000 per month and a car allowance of $750 per month. Common Stock Award: Mr. Blundell received 26,667 shares of Common Stock. If the Company achieves at least $2.5 million in sales in any period of twelve consecutive months, Mr. Blundell will be paid a bonus of $50,000. Mr. Blundell's employment contract provides that if such bonus target is achieved and such bonus paid, he and the Company will negotiate a new bonus arrangement. Mr. Blundell is entitled to receive a death benefit of $1,000,000 payable to a beneficiary named by him. The Company has obtained a life insurance policy to fund this benefit. Mr. Blundell's employment agreement will renew automatically from year to year unless Mr. Blundell or the Company gives notice of termination to the other on or before May 1 of any year beginning in 1999. In the event that the Company terminates the contract other than for cause, or in the event of a change of control or a sale of substantially all the assets of the Company, Mr Blundell is entitled to receive a payment equivalent to two year's benefits under the contract.

Mr. Brann: Term: Three years with a remaining term of approximately one year(1995-1998); Base Salary: $125,000 per annum (Mr. Brann has waived $25,000 per annum of this Base Salary (which is not being accrued) until such time as the Company would otherwise be able to report a pre-tax annual profit in excess of $75,000); Common Stock Award: Mr. Brann received 26,667 shares of Common Stock. Mr. Brann is entitled to a death benefit of $1,000,000 payable to a beneficiary named by him. The Company has obtained a life insurance policy to fund this benefit. Mr. Brann's employment agreement will renew automatically from year to year unless Mr. Brann or the Company gives notice of termination to the other on or before May 1 of any year beginning in 1999. Mr. Brann's employment as Vice President of Technology was terminated on March 21, 1996 when his visa to work in the United States expired. On May 13, 1997 the Company entered into an agreement with John Brann, the former Secretary and Vice President of the Company, to terminate his employment with the Company (the "Termination Agreement") pursuant to an employment agreement dated June 14, 1993, as amended. Termination of Mr. Brann's employment is a condition under the purchase agreement with VIE. As consideration for the termination under the Termination Agreement the Company agreed to pay Mr. Brann a total of $50,000 on the earlier of
(i) the closing of the purchase agreement between the Company and VIE, or (ii) Mr. Brann entering into employment with VIE. The Company will receive a $30,000 loan from Mr. Brann to be repaid under the following terms (a) 50% of all royalties due to the Company under the purchase agreement with VIE up to a total of $40,000, or (b) full payment of the principal of the loan at any time including interest at 8% per annum. The Company has been verbally informed by VIE that it intends to employ Mr. Brann. The Company has also been informed that Mr. Brann will be granted certain stock options in VIE in connection with such employment.

Mr. Caltabiano: Term: Three years (but terminated as set forth below); Base Salary: $100,000 per annum plus commissions on sales; Common Stock Award: Mr. Caltabiano received 20,000 shares of Common Stock, 15,000 of which have vested.. On September 25, 1996, Mr. Caltabiano left the Company and the employment agreement was terminated for 5,000 shares of Common Stock, a $50,000 termination fee and a $25,000 consulting fee.

The directors of the Company currently receive a retainer of $1,000 per quarter and a fee of $1,000 for each meeting of the Board of Directors that they attend. They are also reimbursed by the Company for their direct costs for attending meetings. On December 8, 1993, Mr. Gordon and three former directors were each granted, as remuneration for service on the Board of Directors, an option ("Directors' Options") to acquire, at a price of $5.00 per unit, 10,000 units, each unit consisting of one share of Common Stock and one warrant to purchase one share of Common Stock at an exercise price of $6.00 per share ("1993 Warrant"). These options will expire on November 1, 1998. On April 26, 1995 Messrs. Blundell, Brann, Gordon and two former directors were granted options under the Company's Stock Option Plan to purchase 5,333 shares of Common Stock each at an exercise price of $4.50 per share. These options became exercisable on April 26, 1996 and expire on April 26, 2005. On November 30, 1995 Mr. Gordon and two former directors were each granted options under the Company's Stock Option Plan to purchase 10,000 shares of Common Stock at an exercise price of $5.125 per share. Messrs. Blundell and Brann were granted options under the Company's Stock Option Plan to purchase 20,000 shares of Common Stock at the same exercise price. These options become exercisable on November 30, 1996 and expire on November 30, 2000. On April 24, 1996, Mr. Taylor was granted options under the Company's Stock Option Plan to purchase 10,000 shares of Common Stock at an exercise price of $5.125 per share. These options become exercisable on April 24, 1997 and expire on April 24, 2001.

Pursuant to an Underwriting Agreement dated August 11, 1995 (the "Underwriting Agreement") between the Company and First Allied Securities, Inc., as representative (the "Representative") of the underwriters in the Company's initial public offering, the Company agreed that until September 11, 1996 it would not issue any options to any director or officer of the Company without the prior written consent of the Representative. The Representative agreed to the issuance of the options granted in November 1995.

Item 12.  Security Ownership of Certain Beneficial
Owners And Management

The following table indicates the beneficial ownership of the Company's Common Stock as of May 1, 1997, by (1) each of the directors, (2) each of the executive officers of the Company,
(3) all directors, and executive officers of the Company as a group and (4) each person or entity which beneficially owned in excess of five percent of the Common Stock, based upon information supplied by each of the directors, nominees, executive officers and five percent beneficial owners:

Common Stock

Name of Beneficial Owner(a)     Right to       Right to      Total Number   Percent of
                              Sole Voting    Shared Voting     of Shares    Common Stock
                              and Investment and Investment  Beneficially   Beneficially
                                 Power           Power          Owned          Owned

Mark Blundell                  220,665(b)       199,999(c)      420,664         16%
John Brann                     219,332(d)       199,999(c)      419,331         16%
Matthew Fludgate                25,508(e)             0          25,508          1%
Daniel Gordon                   35,333(f)             0          35,333          1%
Lancer Holdings                199,999(g)             0         199,999          8%
Midland Associates             619,999(h)             0         619,999         24%
Michael Taylor                  10,000(i)             0          10,000         (j)
Robert Trump                   350,000(k)       619,999(l)      969,999         34%
All Directors and
Executive
Officers of the
Company as a
group (a total of
5 persons)                      510,838(m)      199,999(n)      710,837         23%


<F1> (a) The shares of Common Stock beneficially owned by each person or by all directors and executive officers as a group, and the shares included in the total number of shares of Common Stock outstanding used to determine the percentage of shares of Common Stock beneficially owned by each person and such group, have been adjusted in accordance with Rule 13d-3 under the Securities Exchange Act of 1934 to reflect the ownership of shares issuable upon exercise of outstanding options, warrants or other common stock equivalents which are exercisable within 60 days. As provided in such Rule, such shares issuable to any holder are deemed outstanding for the purpose of calculating such holder's beneficial ownership but not any other holder's beneficial ownership.

<F2> (b) Consists of (i) 26,667 shares of Common Stock, (ii) 5,333 shares of Common Stock issuable upon exercise of warrants issued in a 1994 private placement of the Company's securities (the "1994 Warrants"), (iii) 38,666 shares of
Common Stock issuable upon exercise of options granted under the Company's Stock option Plan ("SOP") that are currently exercisable, and (iv) up to 149,999 shares of Common Stock underlying stock options be granted under the Executive
Stock Option Plan.  .

<F3> (c) Represents the holdings of Lancer Holdings of which Mr.
Blundell and Mr. Brann are each 33% owners and directors and officers. Consists of 166,666 shares of Common Stock and 33,333 shares of Common Stock issuable upon exercise of warrants held by Lancer (the "MBA Warrants").

<F4> (d) Consists of (i) 26,667 shares of Common Stock, (ii) 4,000 shares of Common Stock issuable upon exercise of 1994
Warrants, (iii) 38,666 shares of Common Stock issuable upon exercise of options granted under the SOP that are currently exercisable and (iv) up to 149,999 shares of Common Stock underlying stock options granted under the Executive Stock
Option Plan.

<F5> (e) Consists of (i)  534 shares of Common Stock, (ii)  1,307 shares of Common Stock issuable upon exercise of 1994
Warrants and (iii) 23,667 shares of Common Stock issuable upon the exercise of options granted under the SOP

<F6> (f) Consists of (i) 10,000 shares of Common Stock and 10,000 shares of Common Stock underlying 1993 Warrants issuable upon exercise of Directors' Options granted in 1993 to non-employee directors of the Company and (ii) 15,333 shares of Common Stock issuable upon exercise of options granted under the SOP that are currently exercisable.

<F7> (g) Consists of 166,666 shares of Common Stock and 33,333 shares of Common Stock issuable upon exercise of the MBA warrants held by Lancer Holdings.

<F8> (h) Consists of 439,999 shares of Common Stock and 180,000 shares of Common Stock issuable upon exercise of warrants.
These securities were previously owned by Management
Technologies, Inc. ("MTI") and transferred to Midland
Associates in satisfaction of a loan to MTI by Midland
Associates.

<F9> (i) Consists of 10,000 shares of Common Stock issuable upon exercise of options granted under the SOP.

<F10> (j) Less than 1%.

<F11> (k) Consists of (i) 200,000 shares of Common Stock issuable upon exercise of 1994 Warrants (ii) 150,000 shares of Common Stock issuable upon exercise of warrants having an exercise price of $2.00 per share issued by the Company in connection with a loan by Mr. Trump that was subsequently canceled as partial consideration for issuance of the Series C Redeemable Preferred Stock (the "Trump Warrants").

<F12> (l)  Represents the holdings of Midland Associates. Consists of the securities listed in note h above.

<F13> (m) Consists of all of the securities in notes b-f above.

<F14> (n) Consists of the securities in note g above.


The following table indicates the beneficial ownership of the Company's Preferred Stock as of May 1, 1997, by (1) each of the directors, (2) each of the executive officers of the Company, (3) all directors, and executive officers of the Company as a group and (4) each person or entity which beneficially owned in excess of five percent of the Preferred Stock, based upon information supplied by each of the directors, nominees, executive officers and five percent beneficial owners:

Series C Redeemable Preferred Stock (a)

Name of Beneficial Owner(a)     Right to       Right to      Total Number   Percent of
                              Sole Voting    Shared Voting     of Shares    Common Stock
                              and Investment and Investment  Beneficially   Beneficially
                                 Power           Power          Owned          Owned

Mark Blundell                     0                0              0             0%
John Brann                        0                0              0             0%
Matthew Fludgate                  0                0              0             0%
Daniel Gordon                     0                0              0             0%
Lancer Holdings                   0                0              0             0%
Midland Associates                0                0              0             0%
Michael Taylor                    0                0              0             0%
Robert Trump                800,000                0        800,000           100%
All Directors and
Executive
Officers of the
Company as a
group (a total of
5 persons)                        0                0              0             0%


<F1> (a) The only preferred stock outstanding as at March 31, 1997 was the Series C Redeemable Preferred Stock. Each Series C
Redeemable Preferred Share has four (4) votes on any matter to be put to a vote of the Company's shareholders. The
Series C Redeemable Preferred Shares therefore represent 56% of the votes on any matter to be put to a vote of the Company's shareholders.

<F2> (b) The shares of Preferred Stock beneficially owned by each person or by all directors and executive officers as a group, and the shares included in the total number of shares of Preferred Stock outstanding used to determine the percentage of shares of Preferred Stock beneficially owned by each person and such group, have been adjusted in accordance with Rule 13d-3 under the Securities Exchange Act of 1934 to reflect the ownership of shares issuable upon exercise of outstanding options, warrants or other preferred stock equivalents which are exercisable within 60 days. As provided in such Rule, such shares issuable to any holder are deemed outstanding for the purpose of calculating such holder's beneficial ownership but not any other holder's beneficial ownership.

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

The Company has adopted a policy whereby any future transactions, including loans, between the Company and its directors, officers, principal shareholders and other affiliates, will be on terms no less favorable to the Company than could be obtained from unaffiliated third persons on an arm's-length basis at the time that the transaction was entered into and will be reviewed and approved by a majority of the Company's directors, including a majority of the Company's independent disinterested directors.

Issuance of Securities to Directors, Executive
Officers and Their Affiliates

In a private placement of the Company's securities for which a closing was held on October 20, 1994 (the "1994 Financing"), Mr. Blundell purchased for $15,000 a fractional unit comprised of (i) a two-year promissory note with an increasing interest rate starting at 10% per annum (a "1994 Note") in the principal amount of $15,000 and (ii) 1994 Warrants exercisable for 12,000 shares of Common Stock; Mr. Brann purchased for $5,000 a fractional unit comprised of (i) a 1994 Note in the principal amount of $5,000 and (ii) 1994 Warrants exercisable for 4,000 shares of Common Stock; Mr. Blundell subsequently transferred 1994 Warrants exercisable for 6,667 shares of Common Stock. The shares of Common Stock issuable upon exercise of the 1994 Warrants purchased in the 1994 Financing by the foregoing directors and executive officers are registered for sale under the Securities Act of 1933.

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

See "Executive Compensation - Directors Compensation" and
"Options Grants in Fiscal Year Ended March 31, 1997" with respect to options granted to directors and executive officers of the Company during the fiscal year ended March
31, 1997.

New Paradigm Architecture

The Company acquired the rights to its proprietary approach to developing computer programs (the "New Paradigm Architecture") used to develop its COPERNICUS software and related intellectual property rights from Lancer as of March 22, 1995 for a consideration equal to 33,333 shares of Common Stock and the MBA Warrants. Lancer no longer holds any right, title or interest in COPERNICUS or the New Paradigm Architecture. Prior to the acquisition of the New Paradigm Architecture, the Company held an exclusive, perpetual license to use the New Paradigm Architecture from Lancer. The Company acquired the license pursuant to a license agreement with Lancer dated as of July 20, 1993. Pursuant to the July 20, 1993 license agreement, the Company made a one-time payment of 133,333 shares of Common Stock in 1993 and annual license fee payments of $10,000 in 1993 and 1994.

The Company's Chief Executive Officer and President, Mark Blundell, and its former director and Vice President of Technology, John Brann, collectively own 66% of the voting stock of Lancer. Messrs. Blundell and Brann have no direct or indirect interest in the remaining 34% of the voting stock of Lancer. Messrs. Blundell and Brann are the only directors of Lancer Holdings and Mr. Blundell is a director of the Company.

Other Transactions

Mr. Jeff Kahn, a former director, is the President of Kahn Communications Group Inc.("KCG"), a division of Ruder Finn. Kahn Communications Group provided public relations services to the Company from its inception until December 1996 for which it received a monthly fixed fee from the Company of $5,000. KCG also provided special event related marketing services to the Company for which it received additional fees on a per engagement basis. In the fiscal year ended March 31, 1996, KCG received $88,589 and in the fiscal year ended March 31, 1997, in such fees. The Company ceased using the services of KCG in December 1996 following the termination of the Company's marketing program.

On September 1, 1995 the Company entered into a consulting contract with Corporate Growth Services, a corporation owned by Mr. Gordon, Chairman of the Board of Directors. Corporate Growth Services provides small development stage companies with management consulting. Under the terms of the contract Corporate Growth Services receives a consulting fee of $2,000 per month over and above any fees Mr. Gordon receives for attending meetings of the Board of Directors. In the fiscal year ended March 31, 1996 Corporate Growth Services received $18,000 in such fees and in the fiscal year ended March 31, 1997, $24,000..

Effective March 31, 1996, the Company entered into a five-year value added reseller agreement with Petra, Inc. ("Petra"). Petra's president, Mr. Barrington J Fludgate, is a consultant to and a former director of the Company. The Company granted to Petra the right to license and distribute the Company's COPERNICUS software program integrated with Petra's products. Petra never paid the license fee of $100,000 due to the Company on September 30, 1996, and consequently the Company terminated the agreement.

Loan from Mr. Robert Trump

In early January, 1997, in order to continue operating, the Company solicited a $150,000 loan from Mr. Robert Trump which was received on January 16, 1997. The principal terms of this loan were as follows:

o Advance:              $150,000.
o Term:                 6 months (to expire July 14th, 1997).
o Interest Rate:        To be paid in warrants, see below.
o Warrants:             150,000 three-year warrants with an
exercise price of $2.00 per share, in lieu
			of interest.

Other terms:	The 180,000 Midland Warrants, held by Midland
Associates, an affiliate of Mr. Trump, were amended as follows: The expiration date was changed from August 11, 1998 to January 16, 2002 and the exercise price reduced from $3.75 to $2.00 per share.

Series C Redeemable Preferred Stock

On March 13, 1997, Mr. Robert Trump agreed to advance the Company a further $50,000 which the Company urgently required in order to continue its operations and meet its payroll obligations. The earlier $150,000 advance and the March 13, 1997 $50,000 advance were combined into $200,000 to be used to subscribe for 800,000 shares of Series C Redeemable Preferred Stock, $0.01 par value, with the following principal terms:

o Each Series C Redeemable Preferred Share has four (4) votes on any matter to be put to a vote of the Company's shareholders.
o The Series C Redeemable Preferred Stock can be redeemed at the Company's option at any time upon payment of $200,000.
o The Series C Redeemable Preferred Stock can be redeemed at the holder's option following any investment in the Company or a sale of any of the Company's assets where the proceeds are $2,000,000 or more.
o The Series C Redeemable Preferred Stock will have preference in the event of any liquidation of the Company to the extent of $200,000.

The Company therefore intends to redeem the Series C Redeemable Preferred Stock using $200,000 of the proceeds of the closing of the transactions contemplated by the Purchase Agreement. At that time, there were no other sources of funds actually offered to the Company. Management believes that these terms were the best it could secure at that time, and these terms were arrived at through arms-length negotiations with Mr. Trump. The level of four votes per share was required by the Mr. Trump in order to give him significant influence in the approval of any potential sale of COPERNICUS to ensure that the advance was repaid. The Series C Preferred Stock represent 56% of the votes on any matter to be put to a vote of the Company's shareholders, and increased the proportion of the vote on any such matter exercisable by Mr. Trump, and Midland Associates, (with which he is affiliated) from 18% to 64%.

Management believes that the Company was able to secure improved terms from Level 8 and then from VIE as a result of this transaction. Neither Mr. Trump nor Midland Associates is affiliated with either Level 8 or VIE.

PART IV

Item 14. Exhibits, Financial Statements and Reports on Form 8-K

A Exhibits

3.1
Restated Certificate of Incorporation of the Company, as amended by a Certificate of Amendment dated August 14, 1995 and as corrected by a Certificate of Corrections dated
August 24, 1995 (incorporated by reference to Exhibit 2 to
Form 10-QSB for the Quarterly Period ended June 30, 1995
"the June 1995 Form 10-QSB"))

3.1.1
Certificate of Designation establishing Series C Redeemable
Preferred Stock

3.2
By-laws of the Company (incorporated by reference to Exhibit
3.2 to Amendment No. 1 to the Registration Statement on Form
SB-2 (File No. 33-92988NY (the "Registration Statement")).

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

4.3
Form of 1993 Warrant (incorporated by reference to Exhibit
4.3 to Amendment No. 1 to the Registration Statement).

4.4
Letter dated December 8, 1993 from the Company to Barrington
J. Fludgate granting Directors Options to purchase shares of Common Stock and 1993 Warrants. Substantially identical grants were made to Anthony J. Cataldo, Daniel A. Gordon and Jeff Kahn (incorporated by reference to Exhibit 4.4 Amendment to No. 1 to the Registration Statement).

4.5
Form of 1994 Warrant (incorporated by reference to Exhibit
4.5 to Amendment No. 1 to the Registration Statement).

4.6
Form of 1995 Warrant (incorporated by reference to Exhibit
4.6 to Amendment No. 1 to the Registration Statement).

4.7
Form of Lancer Warrant. (incorporated by reference to Exhibit 4.7 to the Registration Statement).

4.8
Form of Financial Advisory and Investment Banking Agreement with the Representative (incorporated by reference to Exhibit 4.8 to Amendment No. 3 to the Registration
Statement).

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

10.6.3
Praxis Value-Added Reseller Agreement dated January 9, 1995
(incorporated by reference to Exhibit 10.6.3 to the Registration Statement).

10.7
Novell Inc. Co-Marketing Letter Agreement dated December 2,
1994 (incorporated by reference to Exhibit 10.7 to the Registration Statement).

10.8
Publicitas Letter Agreement dated January 31, 1995
(incorporated by reference to Exhibit 10.8 to the Registration Statement).

10.9
Stock Option Plan of the Company (incorporated by reference to Exhibit 10.9 to the Registration Statement).

10.10
Accounts Receivable Purchase and Sale Agreement between the
Company and MTB Bank (incorporated by reference to Exhibit
10.10 to Amendment No. 1 to the Registration Statement).

10.11
Software License Agreement dated May 31, 1995 between the
Company and Marriott International, Inc. (incorporated by reference to Exhibit 10.11 to Amendment No. 1 to the Registration Statement).

10.13
Marriott Acceptance Certificate, dated June 8, 1995
(incorporated by reference to Exhibit 10.13 to Amendment No.
2 to the Registration Statement).

10.14
Agreement dated October 9, 1995 between the Company and
Electric Magic Company (incorporated by reference to Exhibit
10.14 to the September 1995 Form 10-QSB).

10.15
Agreement dated October 31, 1995 between the Company and
Camelot Corporation (incorporated by reference to Exhibit
10.15 to the September 1995 Form 10-QSB).

10.16
Note issued by the Company to Mr. Robert Trump dated January
15, 1997 (incorporated by reference to Form 8-K filed
January 16, 1997).

10.18
Lease dated October 31, 1997 between the Company and
GoAmerica Tours, Inc. (incorporated by reference to Exhibit
10.18 to the December 31, 1996 Form 10-QSB).

10.19
Agreement dated as of April 1, 1997 between the Company and Custom Information Systems, Inc. (incorporated by reference to Form 8-K filed May 2, 1997)

10.20
Letter Agreement dated March 19, 1997 between the Company and Level 8 Systems, Inc.

10.21
Agreements dated as of May 9, 1997 between the Company and VIE Systems, Inc. (incorporated by reference to Form 8K filed May 16, 1997)

11 Statement re: computation of per share earnings (losses)

24 Power of Attorney.

99 Financial data schedule

B. Reports on Form 8-K

	The following reports have been filed on Form 8-K since
February 15, 1997.

1) March 17, 1997 New Paradigm Software Corp. Reports
Delisting from NASDAQ SmallCap Market

2) March 19, 1997 New Paradigm Software Corp. Reports
Financing - Preferred Stock Issue

3) April 17, 1997 New Paradigm Software Corp. Reports
Sale of EDI Business for $300,000

4) May 9, 1997 Mr. John Brann Resigns as Director and
Corporate Secretary of the Company

5) May 23, 1997 New Paradigm Software Corp. Announces
Sale of COPERNICUS

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                      NEW PARADIGM SOFTWARE CORP.
                                           (Registrant)



Date:	June 30, 1997			_/s/ Mark Blundell________________
                                             Mark Blundell
                                             President & Chief Executive
                                             Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature                       Title                           Date

    /s/Mark Blundell
    Mark Blundell        Chief Executive Officer  and
                         President (principal executive
                         officer, principal financial
                         officer and principal
                         accounting officer) and Director       June  30, 1997

     /s/Daniel A. Gordon
     Daniel A. Gordon
By Arthur M. Mitchell
Attorney in fact        Chairman of the Board of Directors      June 30, 1997

     /s/ Michael Taylor
     Michael Taylor     Director                                June 30, 1997


                        AUDITED FINANCIAL STATEMENTS


                NEW PARADIGM SOFTWARE CORP. AND SUBSIDIARIES


                      CONSOLIDATED FINANCIAL STATEMENTS



                     YEARS ENDED MARCH 31, 1997 AND 1996



Report of independent certified public accountants              F-2

Consolidated financial statements:
        Balance sheet                                           F-3
        Statements of operations                                F-4
	Statements of shareholders' equity (capital deficit)	F-5 - F-6
        Statements of cash flows                                F-7
        Notes to consolidated financial statements              F-8 - F-20


Report of Independent Certified Public Accountants

New Paradigm Software Corp.
	and Subsidiaries
New York, New York

We have audited the accompanying consolidated balance sheet of New Paradigm Software Corp. and Subsidiaries as of
March 31, 1997, and the related consolidated statements of operations, shareholders' equity (capital deficit), and cash flows for the two years in the period ended March 31, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of New Paradigm Software Corp. and Subsidiaries at March 31, 1997, and the results of their operations and their cash flows for the two years in the perios ended
March 31, 1997, in conformity with generally accepted accounting principles.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As disclosed in Note 1, the Company has incurred significant losses since its inception and as discussed in
Note 14, the Company has entered into agreements to dispose of its COPERNICUS and EDI businesses. At March 31, 1997 the
Company had deficiencies in working capital and equity.
These conditions raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are described in Note 1. These consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.


BDO Seidman, LLP

New York, New York

June 25, 1997


NEW PARADIGM SOFTWARE CORP. and SUBSIDIARIES


                        Consolidated Balance Sheet

                                                     March 31, 1997

Assets
   Current:
      Cash and cash equivalents                            $328,168
      Accounts receivable                                    50,612
      Other receivables and prepayments                      32,487
                                                            ________
           Total current assets                             411,267

Property and equipment, less accumulated depreciation and
    amortization (Note 3)                                   168,920
Investment in restricted common stock at market value
    (Note 10)                                                14,759
Assets held for sale (Note 14)                              691,491
Other assets, less accumulated amortization (Note 4)         71,266
                                                       ------------
                                                         $1,357,703
Liabilities and Capital Deficit
   Current:
      Loan payable (Note 5)                                $550,000
      Accounts payable and accrued expenses                 806,690
      Deferred rent payable (Note 7a)                        71,127
                                                       ------------
         Total current liabilities                        1,427,817
      Redeemable Series C shares authorized and outstanding
      800,000                                               200,000
                                                        ___________

Commitments and contingencies (Note 7)
Capital deficit (Notes 2,8 and 10):
   Preferred stock, $.01 par value - shares authorized
10,000,000:
     Series A shares authorized, 1,000,000; none issued and
     outstanding                                                  -
     Series B shares authorized 2,000,000; none issued and
     outstanding                                                  -
     Common stock, $.01 par value - shares authorized
     50,000,000; issued and outstanding 2,451,729            24,517
     Additional paid-in capital                           9,150,209
     Unrealized loss on investment in restricted common
     stock                                                 (335,241)
     Deficit                                             (9,109,599)
                                                       ------------
           Total Capital deficit                           (270,114)
                                                       ------------
                                                         $1,357,703

        See accompanying notes to consolidated financial statements

                   NEW PARADIGM SOFTWARE CORP. and SUBSIDIARIES
                      Consolidated Statements of Operations

                                               Year ended        Year ended
                                              March 31, 1997   March 31, 1996

Revenues:
     Consulting                               $   69,976          $     -
                                                _________        __________
                                                  69,976                -
Expenses:
     Employee costs                              630,616           520,356
     General and administrative (Note 12a)       340,744           215,199
     Professional fees                           244,731           256,148
     Marketing (Note 12b)                        164,238            88,461
     Occupancy                                   197,230           198,365
     Depreciation and amortization                49,604            37,803
                                                _________        __________
                                               1,627,163         1,316,332
                                                _________        __________
           Loss from operations               (1,562,187)       (1,316,332)
Other income (expense):
     Interest income                              25,099           112,251
     Gain on sale of assets (Note 10)                  -            24,865
     Interest expense                                  -           (63,724)
     Amortization of debt discount and
       deferred financing costs                        -          (375,546)
                                                _________        __________
                                                  25,099          (302,154)
Loss from continuing operations               (1,537,088)       (1,618,486)
Loss from discontinued operations (Note 14)   (1,438,319)       (1,941,806)
                                                _________        __________
Net Loss                                     $(2,975,407)      $(3,560,292)
                                                _________        __________
Loss per  Common share from continuing
operations                                        $(0.63)           $(0.93)
Loss per Common share from discontinued
operations                                         (0.58)            (1.11)
Loss per Common share                             ($1.21)           ($2.04)
                                                _________        __________
Weighted average common shares
    outstanding                                2,449,428          1,743,472

        See accompanying notes to consolidated financial statements

                NEW PARADIGM SOFTWARE CORP. and SUBSIDIARIES

       Consolidated Statements of Shareholders' Equity (Capital Deficit)
               Years ended March 31, 1997 and 1996 (Note 8)

                        Preferred stock                      Additional     Unrealized                 Total
                        Series A, B and C     Common Stock Paid in Capital on investment   Deficit  Shareholders'
                                                                           in restricted            equity (capital
                        Shares    Par Value   Shares Par Value                stock                  deficit)
--------------------------------------------------------------------------------------------------------------------
Balance, April 1, 1995 1,240,500   $12,405   693,323   $6,933  $1,353,650 $        -    $(2,573,900) $(1,200,912)
Issuance of Series B
preferred stock
and  warrants in
private placement, net
of costs of $11,000,
April 1995               100,000     1,000         -        -      12,400          -              -       13,400
Conversion of MTI
debt to paid-in
capital, May 1995              -         -         -        -     491,284          -              -      491,284
Vesting of 1,333
shares issued to
an employee pursuant
to a restricted
grant, June 1995               -         -     1,333       13          37          -              -           50
Exercise of 1993
warrants at an
exercise price of
$.49 per share pursuant
to a special exercise
offer, July 1995               -         -    29,250      293      14,040          -              -       14,333
Conversion of Series A
preferred stock to
common, August 1995
(Note 8 (a))             (28,000)    (280)    28,000      280           -          -              -            -
Conversion of Series B
preferred stock to
common, August 1995
(Note 8(a))           (1,312,500) (13,125)   201,916    2,019      11,106          -              -            -
Sale of common
stock and warrants
in the Company's
initial public
offering, August
1995, @ $6.50 per
share, net of
underwriters' discount,
underwriters' expense
allowance and other
expenses of the offering
(Note 2)                       -        -  1,200,000   12,000   5,813,703          -              -    5,825,703
Issuance of common stock
upon exercise of the
underwriters' overallotment
option, September 1995,
net of underwriters'
discount and expenses
(Note 2)                       -        -    180,000    1,800   1,064,430          -              -    1,066,230
Issuance of common stock
for the purchase of Netphone,
November 1995 @ $3.00 per
share (Note 10)                -        -     80,000      800     239,200          -              -      240,000
Issuance of options for the
purchase of Netphone,
November 1995 (Note 10)        -        -          -        -         500          -              -          500
Issuance of common stock for
settlement of legal fees @
$5.38 per share, December
1995 (Note 8(d))               -        -     27,907      279     149,721          -              -      150,000
Vesting of 5,000 shares
issued to an employee pursuant
to a restricted grant,
December 1995                  -        -      5,000       50         138          -              -          188
Unrealized loss on
investment in restricted
stock(Note 10)                 -        -          -        -           -   (164,457)             -     (164,457)
Net loss for the year          -        -          -        -           -          -     (3,560,292)  (3,560,292)
-----------------------------------------------------------------------------------------------------------------
Balance,March 31, 1996         -        -  2,446,729  $24,467  $9,150,209  $(164,457)   $(6,134,192)  $2,876,027

           See accompanying notes to consolidated financial statement



        See accompanying notes to consolidated financial statements

                NEW PARADIGM SOFTWARE CORP. and SUBSIDIARIES

       Consolidated Statements of Shareholders' Equity (Capital Deficit)
               Years ended March 31, 1997 and 1996 (Note 8)

                        Preferred stock                      Additional     Unrealized                 Total
                        Series A, B and C     Common Stock Paid in Capital on investment   Deficit  Shareholders'
                                                                           in restricted            equity (capital
                        Shares    Par Value   Shares Par Value                stock                  deficit)
--------------------------------------------------------------------------------------------------------------------
Balance, March 31, 1996       -    $     -   2,446,729 $24,467 $9,150,209     $(164,457) $(6,134,192) $2,876,027
Issuance of Series C
redeemable preferred
stock in March 1997
(Note 8a)               800,000      8,000           -       -    192,000             -            -     200,000
Reclassification of
Series C Redeemable
Preferred Stock        (800,000)    (8,000)          -       -   (192,000)            -            -    (200,000)
Issuance of Common
Stock to terminated
employee                      -          -       5,000      50          -             -            -          50
Unrealized loss on
investment in restricted
stock (Note 10)               -          -           -       -          -      (170,784)           -           -
Net loss for the year         -          -           -       -          -             -   (2,975,407) (2,975,407)
--------------------------------------------------------------------------------------------------------------------
Balance,
March 31, 1997                -     $    -   2,451,729  $24,517 $9,150,209    $(335,241) $(9,109,599)  $(270,114)


        See accompanying notes to consolidated financial statements

               NEW PARADIGM SOFTWARE CORP. and SUBSIDIARIES
                 Consolidated Statements of Cash Flows (Note 9)

                                                 Year ended       Year ended
                                                 March 31, 1997  March 31, 1996

Cash flows from operating activities:
     Net Loss                                    $(2,975,407)      $(3,560,292)
        Adjustments to reconcile net loss to
        net cash used in operating activities:
            Depreciation and amortization            230,880           134,138
            Gain on sale of assets                         -           (24,482)
            Deferred rent expense                     71,127                 -
            Issuance of Common Stock to
             terminated employee                          50                 -
            Issuance of common stock to employees
             pursuant to a restricted grant                -               238
            Amortization of debt discount and
             deferred financing costs                      -           375,546
            Noncash interest expense                       -             3,110
            Changes in assets and liabilities:
              (Increase) decrease in:
                Accounts receivable                  (22,116)          (78,544)
                Receivable from related party         50,000           (50,000)
                Other receivables and prepayments     76,073          (108,560)
                Other assets                         (61,281)           (5,950)
            Increase (decrease) in:
                Accounts payable and accrued
                 expenses                            589,748          (144,337)
                Deferred revenue                      27,500            17,500
                                                     -------           -------
                Total adjustments                    961,981           118,659
                Net cash used in operating
                   activities                      2,013,426        (3,441,633)
                                                     -------           -------
Cash flows from investing activities:
     Purchases of property and equipment             (57,747)         (324,940)
     COPERNICUS development costs                   (276,746)         (218,950)
     Sale of property and equipment                        -             3,300
     Purchase of Netphone software                         -          (280,000)
     Sale of Netphone software                             -           193,532
     Patents, trademarks and organization
               costs                                 (91,385)           (5,985)
                                                     -------           -------
      Net cash used in investing activities:        (425,878)         (633,043)
                                                     -------           -------
Cash flows from financing activities:
     Proceeds from sale of Redeemable Preferred
       Class C stock                                 200,000                 -
     Proceeds from note payable                      550,000                 -
     Proceeds from private placements                      -           100,000
     Borrowings from shareholder                           -           107,283
     Repayment of debt                                     -        (1,632,500)
     Proceeds from bank loan                               -           100,000
     Repayment of bank loan                                -          (100,000)
     Repayment of shareholder loans                        -          (175,234)
     Proceeds from exercise of 1993 warrants               -            14,333
     Proceeds from Initial Public Offering of common
              stock and warrants                           -         7,283,973
                                                     -------           -------
        Net cash provided by financing activities    750,000         5,697,855
                                                     -------           -------
Net increase (decrease) in cash and cash
     equivalents                                  (1,689,304)        1,623,179
Cash and cash equivalents, beginning of period     2,017,472           394,293
Cash and cash equivalents, end of period            $328,168        $2,017,472

      See accompanying notes to consolidated financial statements


1. Organization and Summary of Accounting Policies

Organization

New Paradigm Software Corp. (the "Company") a New York corporation, was founded in July
1993  and commenced operations on
November 1, 1993. The Company is engaged in the research, development and marketing of computer software based upon a software architecture acquired from Lancer Holdings,
Inc. ("Lancer"), a related party (see
Note 7(c)).

In December 1995, the Company incorporated two wholly-owned subsidiaries, New Paradigm
Commerce (formerly known as New Paradigm
Golden-Link, Inc.) (See Note 14),consisting of its former electronic data interchange
("EDI") division, and New Paradigm
Inter-Link, Inc. ("NPIL") a subsidiary
created to research and develop commercial applications for the Internet.

The Company had no significant revenues
through March 31, 1997 and its activities had been limited to finalization of domestic and foreign patent agreements, organizational and initial capitalization activities, research and development of computer software products, initial marketing activities and pilot projects.

Basis of Presentation

The accompanying consolidated financial
statements have been prepared on the basis that the Company will continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. At March 31, 1997 the Company had a deficit in working capital approximating $1,017,000, a capital deficit of approximately $270,000 and had incurred significant losses since inception. As discussed in Note 14, the Company has entered into agreements to dispose of its COPERNICUS and EDI businesses. General and administrative expenses, employee costs, professional fees and occupancy expenses from continuing operations will be incurred which, in the absence of significant income from new operations, will produce continuing net losses and an increase in capital deficit annually. Although there can be no assurance of its success, management intends to continue to develop its Internet business (through its subsidiary NPIL) and also intends to seek acquisitions of or other business combinations with other businesses in related fields. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Intangible Assets

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

Fair Value of Financial Instruments

The carrying amounts of cash, and cash equivalents accounts receivable, other receivables, loans accounts payable and redeemable preferred stock approximate fair value because of the short maturity of these items.

Stock-Based Compensation

In October 1995, the Financial Accounting
Standards Board issued Statement of
Financial Accounting Standards No. 123,
"Accounting for Stock-Based Compensation"
("SFAS No. 123"). SFAS No. 123 requires
entities which have arrangements under which employees receive shares of stock or other equity instruments of the employer or the employer incurs liabilities to employees in amounts based upon the price of its stock to either record the fair value of the arrangements or disclose the pro forma effects of the fair value of the arrangements. During fiscal year ended
March 31, 1997, the Company has adopted the disclosure method of SFAS No. 123. The adoption of this method did not affect the Company's financial position, operating results or cash flows.

Product Development

Costs associated with product development subsequent to establishment of technological feasibility, including enhancements to software products, are capitalized and amortized as required by Statement of Financial Accounting Standards No. 86,
"Accounting for the Cost of Computer
Software to Be Sold, Leased, or Otherwise
Marketed" ("SFAS No. 86"). Costs incurred prior to achieving technological feasibility are expensed as incurred. On July 1, 1995, the Company established technological feasibility for its COPERNICUS software product and capitalized all enhancement and upgrade costs since that date as provided by SFAS No. 86.

Income Taxes

Income taxes are computed in accordance with the provisions of Statement of Financial
Accounting Standards No. 109, "Accounting for Income Taxes" ("SFAS No. 109"), which requires, among other things, a liability approach to calculating deferred income taxes. SFAS No. 109 requires a company to recognize deferred tax liabilities and assets for the expected future tax consequences of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Deferred tax assets must be reduced by a valuation allowance to amounts expected to be realized.

Net Loss Per Share

Net loss per share is based on the weighted average number of common shares outstanding and dilutive common stock equivalents during the periods. For the year ended March 31, 1996 and 1997, common stock options and warrants outstanding are not included in the calculation of weighted average number of common shares outstanding as their effect is antidilutive.
A portion of the proceeds from the Company's initial public offering ("IPO") of common stock and redeemable warrants was used to repay long-term debt. If such debt had been repaid at the beginning of the fiscal year ended March 31, 1996, with a portion of such proceeds, the Company's loss per share would have been $(1.76).

Recent Accounting Standards

1n 1997, the Financial Accounting Standards
Board issued Statement of Financial
Accounting Standards No. 128, "Earnings Per
Share" ("SFAS No. 128").  SFAS No. 128
specifies the computation, presentation, and disclosure requirements for earnings per share. SFAS No. 128 is effective for periods ending after December 15, 1997. The adoption of this statement is not expected to have a material effect on the consolidated financial statements.

2. Initial Public Offering

The registration statement for the Company's
IPO became effective on August 11, 1995. The
Company consummated the IPO on August 16,
1995 and issued 1,200,000 shares of common stock and 1,200,000 redeemable warrants
("Redeemable Warrants"), each entitling the holder to purchase one share of common stock at an initial exercise price of $7.80 per share. In September 1995, the underwriters in the IPO exercised the overallotment option granted to them by the Company and purchased 180,000 additional shares of common stock and 180,000 Redeemable Warrants upon the same terms and conditions as listed above. The Company raised proceeds of $6,891,933, net of underwriters' discount, underwriters' expense allowance and other expenses of the IPO.
 Each Redeemable Warrant entitles the holder to purchase one share of common stock
(subsequently adjusted to 1.029 common
shares per Redeemable Warrant) at an
exercise price of $7.80 per Redeemable
Warrant (subsequently adjusted to $7.58 per Redeemable Warrant) during a four-year exercise period commencing on August 11, 1996, one year after the anniversary of the IPO. The Redeemable Warrants may be redeemed by the Company upon 30 days' prior written notice, at a price of $.10 per warrant, provided that the average closing bid quotation of the common stock as reported on the over-the-counter market or the closing sale price, if listed on a national securities exchange, during a period of 20 consecutive trading days ending within 10 days prior to the date of such notice shall be not less than $9.75, subject to adjustment in certain circumstances
(subsequently adjusted to $9.48). The
Company also issued to the representative of the underwriters warrants to purchase
120,000 shares of common stock (subsequently adjusted to 123,480 common shares) at an exercise price of $7.80 per share
(subsequently adjusted to $7.58 per share) and 120,000 Redeemable Warrants at an exercise price of $.12 per Redeemable
Warrant.

3. Property and Equipment

Property and equipment consists of the following:

March 31, 1997

Computer equipment              $  225,396
Software                            21,804
Furniture and fixtures              79,343
Telephone system                    37,262
                                   -------
                                   363,805

Less:	Accumulated depreciation and
     amortization
                                   194,885
                                   -------
                                  $168,920

4. Other Assets

Other assets are summarized as follows:

March 31, 1997
Trademarks                      3,792
Organization costs              4,487
Security deposits              67,631
                              -------
                               75,910

Less: Accumulated
amortization                    4,644
                              -------
                               71,266

5. Loan Payable

On March 20, 1997 a corporation Level 8
Systems, Inc., interested in purchasing the COPERNICUS assets made a formal offer to the Company to purchase COPERNICUS. In connection with this offer, Level 8 Systems, Inc. advanced the Company a loan for $550,000. This loan matures on July 17,
1997, bears interest at 10% per annum and is collateralized by the COPERNICUS product and related assets. This offer stated that the Company was free to negotiate with other potential buyers of the COPERNICUS assets;
however, if the Company was to sell
COPERNICUS on or before the repayment of the loan a break-up fee of $100,000 would be payable to Level 8 Systems, Inc.. The proposed sale of COPERNICUS to VIE discussed in note 14 would represent such a sale and the break-up fee would be paid if such sale is approved by the shareholders.

6.
Income Taxes

The Company's net operating loss
carryforwards and deferred tax asset account are approximately as follows:



Period or Year                            Net operating       Net Deferred
ended March 31,     Year of expiration  loss carryforward       tax asset
---------------------------------------------------------------------------
1994                    2009                  $589,000           $   -
1995                    2010                 1,954,000               -
1996                    2011                 3,542,000               -
1997                    2012                 2,958,000               -
                                             ---------
                                             9,043,000           $   -

The tax benefit of these losses
(approximately $4,140,000 at March 31, 1997) is subject to significant limitations due to the change in control for income tax purposes resulting from the Company's IPO in August 1995. The tax benefit of these losses has been fully reserved by a valuation allowance of the same amount due to the uncertainty of its realization.

7. Commitments and Contingencies

(a)	Leases

The Company was leasing its New York
sales and office space on a monthly basis from Management Technologies, Inc.
("MTI"). Effective September 1, 1995, the arrangement with MTI was terminated and the Company leased this space on a month-to-month basis through December 1996 when the Company moved to a new location. The
Company's Atlanta sales office was leased on a month-to-month basis through January
1997, when this sales office was closed.

The Company currently subleases sales and office space from sublessors who have entered into non-cancelable operating lease obligations with the landlord. The
Company and the sublessors intend for the Company to occupy the space for the entire term of the lease agreement from December 1, 1996 through August 31, 1999.
The lease agreement provides for
scheduled rent increases during the lease term and for rental payments commencing three months after the initial occupancy.
When significant, provision has been made for the excess of average operating lease rentals, computed on a straight-line basis over the lease term, over cash rentals. The deferred rent payable balance of $71,127 at March 31, 1997 reflects such a provision.
The future minimum rental payments under this sublease agreement are approximately as follows:

Year ending March 31,

1998            $275,000
1999             291,000
2000             128,000
                 -------
                $694,000

Rent expense for the years ended
March 31, 1997 and 1996 amounted to
approximately $195,000, and $202,000
respectively.

(b)	Employment Agreements

The Company entered into employment
agreements with two of its executive
officers, including Mark Blundell, its
chief executive officer and John Brann, a former director and Vice-President of
Technology. The agreements provide for
aggregate annual salaries of $325,000
through 1999 plus bonuses based on net
earnings of the Company. The executives
agreed to waive an aggregate of $75,000
of their annual base salaries (which is
not being accrued) until such time as the Company is able to report a pre-tax annual profit in excess of $75,000. In connection with the employment agreements, the Company issued certain common stock and other options to the officers). In addition, the Company has agreed to pay death benefits aggregating
$2,000,000 to the beneficiaries of the
two officers. The Company has obtained
life insurance policies to fund these
death benefits. Further, the Company has obtained "key man" insurance policies for which it is the beneficiary aggregating
$2,500,000.

On May 13, 1997, the Company entered into an agreement with John Brann, the former
Secretary/Treasurer and Vice President of the Company, to terminate his employment agreement with the Company (the
"Termination Agreement") pursuant to an
employment agreement dated June 14, 1993, as amended. Termination of Mr. Brann's employment is a condition under the purchase agreement with VIE Systems, Inc.
("VIE") (see note 14). As consideration for the termination under the Termination
Agreement the Company agreed to pay Mr.
Brann a total of $50,000 on the earlier
of (i) the closing of the purchase
agreement between the Company and VIE, or
(ii) Mr. Brann entering into employment
with VIE.

The Company has been verbally informed by VIE that it intends to employ Mr. Brann.
The Company has also been informed that
Mr. Brann will be granted certain stock
options in VIE in connection with such
employment.


The Company had entered into an
employment agreement with another officer to serve as Senior Vice President of Sales and Marketing. The agreement provided for a minimum annual compensation of $100,000, plus commissions through 1997. On September
25, 1996, this officer left the Company
and the employment agreement was
terminated for 5,000 shares of Common
Stock, a $50,000 termination fee and a
$25,000 consulting fee.  As of March 31,
1997, $58,000 remained unpaid under the
terms of the termination agreement and
has been included in accounts payable and accrued expenses.

The Company had entered into an
employment agreement with another
officer.  The agreement provided for a
minimum annual compensation of $100,000, plus commission through 1997. On March
21, 1997 this officer resigned his
position with the Company and this
employment agreement was terminated.

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

(c)	License Agreement

In August 1993, the Company entered into a licensing agreement with Lancer
Holdings, Inc. ("Lancer") (formerly known as Mark Blundell & Associates), of which
Mark Blundell, the President and Chief
Executive Officer and a director, and
John Brann, a consultant and former
director and executive officer of the
Company are controlling shareholders. On
October 27, 1993, 133,333 shares of
common stock were issued to Lancer and
valued at Lancer's basis (nominal value) and recorded at the par value of the shares issued (500,000 common shares, pre-split, at $0.01 per share). Lancer was the owner of certain intellectual property rights including rights relating to certain computer software and documentation (the "Lancer rights"). The agreement granted the Company the exclusive worldwide license to sublicense the COPERNICUS software in return for royalty payments to the licensor.




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

8. Capital Deficit

(a)	Preferred Stock


The Company's Certificate of
Incorporation authorizes issuance of
10,000,000 shares of preferred stock. In
September 1994, the Board of Directors
subdivided the preferred stock to create a Series A preferred stock with 1,000,000 shares authorized. On October 24, 1994,
105,000 shares of Series A convertible
preferred stock ("A Preferred"), each
convertible into one share of
common stock, were issued in connection
with the October 1994 private placement).
On April 18, 1995, the common
shareholders and the A Preferred
shareholders approved a 1-for-3.75
reverse stock split of the common stock
and the A Preferred. As a result of this reverse stock split, the outstanding shares of A Preferred were reduced to 28,000. Upon completion of the IPO, these shares of A Preferred were converted into shares of common stock on a one-for-one basis and all of the shares of A
Preferred were retired and restored to
the status of authorized but unissued
shares of Preferred Stock.

In February 1995, the Board of Directors subdivided the preferred stock to create a Series B preferred stock with 2,000,000 shares authorized. On March 23, 1995,
1,212,500 shares of Series B preferred
stock ("B Preferred "), par value $.01
per share, were issued). On April 13,
1995, an additional 100,000 shares of
Series B Preferred were issued. The
shares of B Preferred were convertible
into a number of shares of common stock
equal to the number of shares of B
Preferred to be converted multiplied by
$1.00 divided by the price at which
common stock is sold by the Company in an IPO. Upon completion of the IPO, these shares of B Preferred were converted into shares of common stock on a 1-for-3.75 basis and all of the shares of B
Preferred were retired and restored to
the status of authorized but unissued
shares of preferred stock.

In March 1997 the Board of Directors
subdivided the preferred stock to create a Series C redeemable preferred stock ("C
Preferred"), $0.01 par value, with
800,000 shares authorized with the
following principal terms:
o Each C Preferred share has four votes
on any matter to be put to the vote of
the Company's Shareholders.
o The C Preferred shares can be redeemed at the Company's option at any time upon payment of $200,000.
o The C Preferred shares can be redeemed at the holder's option following any investment in the Company or a sale of any of the Company's assets where the proceeds are $2,000,000 or more.
o The C Preferred shares will have
preference in the event of any
liquidation to the extent of $200,000
On January a shareholder loaned the
Company $150,000 in exchange for a six-
month non interest bearing note.  In
consideration for the note and interest
thereon the shareholder was to be paid
150,000 three-year warrants with an
exercise price of $2.00 per share and a
change in the Midland Warrants (see (b)
below).  The 180,000 Midland warrants,
held by Midland Associates, an affiliate of the shareholder were amended as follows: the expiration date was changed from August 11 1988 to January 16, 2002 and the exercise price reduced from $3.75 to $2.00 per share.

On March 15 1997, this shareholder
advanced the Company an additional
$50,000 and surrendered the $150,000 note which he held. The combined $200,000 was used to subscribe for the 800,000 C
Preferred shares described above.

(b)	Warrants

At March 31, 1997, the Company has
outstanding warrants as follows:

                                  Number of       Exercise Price   Expiration Date
                                common shares       per share
                                   issuable
                               March 31, 1997
                              --------------------------------------------------
October 1994 private
placement                       310,668              $3.75       October 1999
March 1995 private placement    149,720              $7.58       August 11, 2000(i)
March 1995 software rights
acquisition                      33,333              $5.63       March 2000
April 1995 private placement     12,348              $7.58       August 11, 2000(i)
May 1995 settlement
agreement with MTI ("Midland
Warrants")                      180,000              $2.00       January 16, 2002(ii)
August 1995 initial public
offering Redeemable Warrants  1,234,000              $7.58       August 11, 2000
August 1995 representative
warrants                        123,480              $7.58       August 11, 2000
August 1995 Redeemable
Warrants issuable upon
exercise of representative's
warrants                        123,480              $7.58       August 11, 2000(iii)
September 1995 exercise of
underwriters' overallotment
option for Redeemable
Warrants                        185,220              $7.58       August 11, 2000
October 1995 Electric Magic
Options                          50,000              $6.00       October 9, 1998
October 1995 Omotsu Warrants     80,000              $7.80       August 11, 2000
January 1997 Shareholder
warrants                        150,000              $2.00       January 16, 2002

(i) Effective upon completion of the
IPO, these warrants were exchanged by
the holders for Redeemable Warrants
exercisable for an equal number of
shares and the warrants will expire upon the fifth anniversary of the IPO.

(ii) On January 16, 1997, in connection
with a loan to the Company by the holder of these warrants, the expiration date was extended to January 16, 2002 and the exercise price was reduced to $2.00 per share.

(iii) The representative's warrants
require payment of an exercise price of
$.12 per Redeemable Warrant issuable
upon exercise of the representative's
warrants.

(c)	Common Stock

On incorporation (July 1993), the
Company granted employees rights to
stock at par value that would vest based on future employment. The total number of shares offered under such agreements was 87,762, of which 64,201 were issued during the period ended March 31, 1994, 12,228 were issued during the year ended
March 31, 1995, 6,333 were issued during the year ended March 31, 1996 and 5,000 remain to be issued as of March 31, 1997.

On April 18, 1995, the shareholders of
the Company approved a 1-for-3.75
reverse stock split of the common stock.
This reverse stock split has been
retroactively reflected in the
accompanying consolidated financial
statements as of inception.

(d)	Issuance of Common Stock for Legal Fees

On November 21, 1995, the Company
entered into an agreement with its
corporate counsel, Chadbourne & Parke
LLP ("C&P"), to settle its then
outstanding legal fees. The Company
settled $450,000 of the outstanding
balance to C&P by payment to C&P of
$300,000 in cash and 27,907 shares of
common stock valued at $150,000.

(e)	Stock Option Plan

The Company adopted a stock option plan
(the "Option Plan"), effective April 8,
1994, which was approved by the
shareholders on September 3, 1994. The
Option Plan provides for the grant of
options to qualified employees
(including officers and directors) of
the Company to purchase up to an
aggregate of 266,667 shares of common
stock. The Option Plan is administered
by a committee (the "Committee")
appointed by the Board of Directors. The
Committee may, from time to time, grant
options under the Option Plan to such
key employees as the Committee may
determine, provided, however, that the
Committee may not grant incentive stock
options ("Incentive Options") to any key employee who is not in the regular full-time employment of the Company.
Options granted under the Option Plan
may or may not be "incentive stock
options" as defined in the Internal
Revenue Code, depending upon the terms
established by the Committee at the time of grant. The exercise price shall not be less than the fair market value of the Company's common stock as of the date of the grant (110% of the fair market value if the grant is an Incentive Option to an employee who owns more than 10% of the total combined voting power of all classes of stock of the Company). Options granted under the Option Plan are subject to a maximum term of 10 years.

In April 1995, options to purchase
99,466 shares of common stock at an
exercise price of $4.50 per share were
granted and became exercisable in April
1996.

In November 1995, options to purchase
124,400 shares of common stock at an
exercise price of $5.125 per share were
granted. Such options vested and became
exercisable on November 30, 1996.

SFAS No. 123 requires the Company to
provide pro forma information regarding
net loss and loss per share as if
compensation cost for the Company's
stock option plans had been determined
in accordance with the fair value based
method prescribed in SFAS No. 123

The accounting provisions of SFAS No.
123 do not have a material effect on the Company's pro forma net loss and loss per share and thus have not been presented.

(f)     Directors' Stock Options

One current and three former directors
have received options to purchase 10,000
units, each at an exercise price of $5
per unit, each unit consisting of one
share of common stock and a warrant to
purchase one share of common stock at an exercise price of $6 per share. The options are outstanding and exercisable at March 31, 1997.

In November 1995, the Company issued to
each of its outside directors options to purchase 10,000 shares of common stock at an exercise price of $5.125 per share exercisable on or after November 30, 1996. These options expire on November
30, 2000.

In April 1996, the Company issued to a
current director options to purchase
10,000 shares of common stock at an
exercise price of $5.125 per share
exercisable on or after April 24, 1997.

(g)	Stock Options Issued in Connection with
the Acquisition of
          Netphone

Pursuant to the terms of the acquisition agreement for Netphone, with Electric
Magic Co. on October 9, 1995. (see Note
10), the Company issued to Electric
Magic options to purchase 50,000 shares
of common stock at an exercise price of
$6.00 per share, expiring in October
1998. In addition, the Company issued to a third party (Omotsu Holdings Limited), in consideration of its surrender of rights to acquire Netphone, warrants to buy 80,000 shares of common stock at an exercise price of $7.80 per share expiring August 11, 2000. (See Note 10.)

9.Supplemental Disclosures of Cash Flow Information

                                Year ended March 31,
                                1997           1996
Cash paid during the
     period for:
       Interest                      -        $60,614
                               =======================
    Income taxes                     -              -
                               =======================
Supplemental disclosures
    of noncash investing
    activities:
    Conversion of MTI
        debt to paid-in
         capital                     -        491,284
    Issuance of common
        stock for the
       purchase of Netphone          -        240,000
    Issuance of common
       stock for legal
       services                      -        150,000

10. Acquisition of Netphone

On October 9, 1995, the Company acquired
Netphone, a software package, from Electric
Magic Co. in exchange for $200,000 in cash and options to acquire 50,000 shares of the Company's common stock valued at the nominal amount of $500. This product allows user of Macintosh computers to conduct long distance conversations over the Internet for the cost of local Internet access. The Company paid a third party (Omotsu Holdings Limited) $80,000 in cash and issued 80,000 shares of restricted common stock and warrants to acquire 80,000 shares of the Company's common stock valued at $240,000 (market value
$520,000) for surrendering its rights to acquire Netphone.

On October 31, 1995, the Company sold
Netphone to Camelot Corporation ("Camelot") for $193,532 in cash, 67,470 shares of Camelot's restricted common stock valued at the market value of $350,000 and an agreement by Camelot to pay the Company a fee for each unit sold by Camelot in the future. This resulted in a gain of $23,032 included in gain on sale of assets in the consolidated statements of operations. On March 31, 1997, the market value of the Camelot restricted stock had decreased to $14,759 resulting in an unrealized loss of $335,241, which has been reflected in the consolidated statement of shareholders' equity (capital deficit).

11. Employee Benefit Plan

Effective February 15, 1996, the Company implemented a 401(k) profit sharing plan covering substantially all employees.
Contributions to the plan are at the
discretion of the Board of Directors. The
Board did not elect to make a contribution for the years ended March 31, 1997 or 1996.

12. Related Party Transactions

(a)	During the years ended March 31, 1997 and
1996, the Company incurred fees of
approximately $24,000 and $18,000 to a
consulting firm owned by the Company's
Chairman of the Board of Directors.

(b)	During the years ended March 31, 1997 and
1996, the Company incurred marketing fees
of approximately $82,000 and $72,000 to
a firm where a former Company director is
employed.

13. Major Customers

Revenues from one major customer for the year ended March 31, 1997 accounted for approximately 37% of the Company's total revenues. There were no receivables due from this customer at March 31, 1997.
Revenues from four major customers for the year ended March 31, 1996 accounted for approximately 64% of the Company's total revenues.

14. Assets Held for Sale/ Discontinued operations

(a) Sale of COPERNICUS

As of May 9, 1997 the Company entered into an agreement (the "Purchase Agreement") to sell, subject to shareholder approval, the rights to COPERNICUS and certain related assets to VIE Systems Inc., a Delaware corporation
("VIE") for $2,050,000 in cash and a 5%
royalty on future COPERNICUS related license fees payable commencing after the first 12 months. Subject to VIE's approval, the Company will have the right to enter into OEM agreements with VIE on commercially reasonable terms, to incorporate COPERNICUS within future products which the Company may develop or acquire. Under the Purchase
Agreement the Company has appointed VIE as its exclusive agent for the operation of all aspects of the COPERNICUS related business .
This agreement will terminate at the earlier of the closing of the sale or 180 days from may 9, 1997. VIE has entered into Voting
Agreements with the holders of 68.1% of the voting rights entitled to vote at a meeting of Company Shareholders, and the Company therefore expects the sale to be approved and completed during July 1997.

As of May 9, 1997 the Company entered into a license agreement (the "VIE License") to license certain rights to its COPERNICUS product and to assign certain agreements to VIE. The VIE License gives VIE a five year exclusive right to market COPERNICUS to the financial services, healthcare, food and government industries in the US and Canada.
It also allows VIE to act as a non-exclusive distributor to all other industries within the United States and gives VIE worldwide non-exclusive distribution rights for all industries until termination of the license.
Under the VIE license the Company receives a 5% royalty on all license fees received by VIE relating to the COPERNICUS product. The license also permits VIE to produce the product on additional platforms and enhance the product as it sees fit. The source code for the product may not be distributed to another party without the prior written consent of the Company. Finally the Company has assigned to VIE certain agreements, including a distribution agreement with IBM.
This license will terminate upon the closing of the sale under the Purchase Agreement.

Until the closing of the contemplated sale of COPERNICUS pursuant to the Purchase
Agreement, The Company will continue to be engaged, through its exclusive agent VIE in the development, marketing, licensing and support of its COPERNICUS software for large-scale computer users. An application for a United States patent on COPERNICUS is pending.

b) Sale of EDI business

Until April 1, 1997, through its wholly owned subsidiary, New Paradigm Commerce ("NPC")
(formerly New Paradigm Golden Link), the
Company operated a service bureau business providing electronic data interchange ("EDI") services (the conveying of business documents electronically). As of April 1, 1997, the
Company sold its EDI business to Custom
Information Systems Corp. of New York ("CIS") for $6,000 and a note receivable monthly over three years with a face value of $355,000 and a present value of approximately $300,000.

c) Discontinued Operations

The proposed dispositions of the businesses disclosed in (a) and (b) above have been presented as discontinued operations and the balance sheet at March 31, 1997 and statements of operations for the two years then ended have been restated to conform to this presentation. The anticipated gain on disposal of such businesses will be included in the statement of operations for the year ended March 31, 1998. Financial results of the businesses included as discontinued operations are as follows:

Operating Data for  COPERNICUS  and EDI combined:

                                        Year ended March   Year ended March
                                            31, 1997           31, 1996

Revenues:
     Software fees, royalties
     and licensing fees                       $380,671          $392,541
     Consulting, maintenance and other fees    242,227            33,412
                                             ----------------------------
                                               622,898           425,953
Expenses:
     Employee costs                          1,047,606         1,008,015
     General and administrative                265,087           288,756
     Professional fees                         223,213           364,050
     Marketing                                 323,725           523,624
     Research and development                        -            66,979
     Occupancy                                  20,310            20,000
     Depreciation and amortization             181,276            96,335
                                             ---------         ---------
                                             2,061,217         2,367,759
Net Loss from discontinued operations       (1,438,319)       (1,941,806)

Balance Sheet Data

[S]                                        [C]        [C]         [C]
                                        COPERNICUS    EDI        Total
Assets:
     Accounts receivable - net          $15,995     $60,173     $76,168
     COPERNICUS development costs - net 404,863           -     404,863
     Patents and trademarks - net       153,629           -     153,629
     Software - net                      53,949       5,303      59,252
     Computer equipment - net            30,792       9,081      39,873
     Software rights - net                2,706           -       2,706
                                        --------------------------------
                                        661,934      74,557     736,491

Liabilities:
      Deferred revenues                  45,000           -      45,000
                                        --------------------------------
      Net Assets held for sale         $616,934     $74,557    $691,491