Form 10KSB/A
period 1997-03-31
NEW PARADIGM SOFTWARE CORP
filed 1997-07-14
CIK 933733

SECURITIES AND EXCHANGE COMMISSION
                        Washington, D.C. 20549
                             FORM 10-KSB/A

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

Yes  ___X___ No  ______

Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained within this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this form 10-KSB _

State the issuer's revenues for its most recent fiscal year. $64,976

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

(e) Issuances of Unregistered Securities in the year ended March 31, 1997

On September 25, 1996 the Company entered into a termination agreement with a former officer of the Company in which he was granted 5,000 shares of Common Stock (together with $75,000) in respect of a termination payment. The former officer is an Accredited Investor (as defined in Rule 501(a) of Regulation D under the Securities Act). These securities were issued in reliance on the exemptions from registration provided by Section 4 (2) of the Securities Act and Rule 506 of Regulation D under the Securities Act.

On March 17, 1997 the Company issued Mr. Robert Trump with 800,000 Series C Redeemable Preferred Shares in exchange for $50,000 and a note for $150,000 previously issued by the Company. Mr. Trump is an Accredited Investor
(as defined in Rule 501(a) of Regulation D under the Securities
Act). These securities were issued in reliance on the exemptions from registration provided by Section 4 (2) of the Securities Act and Rule 506 of Regulation D under the Securities Act.

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

Statement of Operations Data

                      Year Ended March 31, 1997       Year Ended March 31, 1996
Revenues                        $64,976                              $ -
Expenses                      1,627,163                        1,316,332
                             -----------                      -----------
Loss from operations         (1,562,187)                      (1,316,332)
Other income (expense)           25,099                         (302,154)
                             -----------                      -----------
Loss from continuing
operations                   (1,537,088)                      (1,618,486)
Loss from discontinued
operations                   (1,438,319)                      (1,941,806)
                             -----------                      -----------
Net Loss                    $(2,975,407)                     $(3,560,292)
                             -----------                      -----------
Net Loss per common share
from continuing operations       $(0.63)                          $(0.93)
                             -----------                      -----------
Net Loss per common share
from discontinued operations      (0.58)                           (1.11)
                             -----------                      -----------
Net Loss per common share (1)    $(1.21)                          ($2.04)
Weighted average common
shares outstanding (1)        1,743,472                        2,449,428

Balance Sheet Data
                                                            March 31, 1997
                                                            --------------
Total assets                                                 $1,357,703
Total current assets                                            411,267
Assets held for sale                                            691,491
Total current liabilities                                     1,427,817
Long-term debt                                                        0
Current liabilities                                           1,427,817
Redeemable Preferred Stock                                      200,000
Deficit                                                      (9,109,599)
Total capital deficit                                         $(271,114)


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

Revenues from discontinued operations during the fiscal year ended March 31, 1997 increased by $196,945 (46%) to $622,898 over the year ended March 31, 1996. In 1996, these revenues primarily consisted of revenue from the licensing of COPERNICUS to direct end-users. In 1997, $380,671 was derived from COPERNICUS license fees and royalties. In 1996, $19,421 of revenues arose in the NPC EDI service bureau business. In 1997 this increased by $214,627 (1,105%) to $234,048.
Expenses. The Company's expenses primarily comprise salaries and related employee costs, research and development costs, professional fees, marketing expenses, general and administrative expenses, occupancy expenses and depreciation and amortization.

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

For the discontinued operations, employee costs increased marginally by 4% to $1,047,606 in the fiscal year ended March
31, 1997, compared to $1,008,015 in the fiscal year ended
March 31, 1996.

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

10.20
Letter Agreement dated March 19, 1997 between the Company and Level 8 Systems, Inc.

10.21
Agreements dated as of May 9, 1997 between the Company and VIE Systems, Inc. (incorporated by reference to Form 8K filed May 16, 1997)

10.22
Agreement dated December 18, 1996 between the Company and
International Business Machines, Inc. ("IBM")
(incorporated by reference to Exhibit 10.22 to the March 31, 1997
Form 10-KSB/A).

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
                                                       ------------
                                                         $1,357,703

        See accompanying notes to consolidated financial statements

                   NEW PARADIGM SOFTWARE CORP. and SUBSIDIARIES
                      Consolidated Statements of Operations

                                               Year ended        Year ended
                                              March 31, 1997   March 31, 1996

Revenues:
     Consulting                               $   64,976          $     -
                                                _________        __________
                                                  69,976                -
Expenses:
     Employee costs                              630,616           520,356
     General and administrative (Note 12a)       340,744           215,199
     Professional fees                           244,731           256,148
     Marketing (Note 12b)                        164,238            88,461
     Occupancy                                   197,230           198,365
     Depreciation and amortization                49,604            37,803
                                                _________        __________
                                               1,627,163         1,316,332
                                                _________        __________
           Loss from operations               (1,562,187)       (1,316,332)
Other income (expense):
     Interest income                              25,099           112,251
     Gain on sale of assets (Note 10)                  -            24,865
     Interest expense                                  -           (63,724)
     Amortization of debt discount and
       deferred financing costs                        -          (375,546)
                                                _________        __________
                                                  25,099          (302,154)
Loss from continuing operations               (1,537,088)       (1,618,486)
Loss from discontinued operations (Note 14)   (1,438,319)       (1,941,806)
                                                _________        __________
Net Loss                                     $(2,975,407)      $(3,560,292)
                                                _________        __________
Loss per  Common share from continuing
operations                                        $(0.63)           $(0.93)
Loss per Common share from discontinued
operations                                         (0.58)            (1.11)
Loss per Common share                             ($1.21)           ($2.04)
                                                _________        __________
Weighted average common shares
    outstanding                                2,449,428          1,743,472

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


        See accompanying notes to consolidated financial statements

               NEW PARADIGM SOFTWARE CORP. and SUBSIDIARIES
                 Consolidated Statements of Cash Flows (Note 9)

                                                 Year ended       Year ended
                                                 March 31, 1997  March 31, 1996

Cash flows from operating activities:
     Net Loss                                    $(2,975,407)      $(3,560,292)
        Adjustments to reconcile net loss to
        net cash used in operating activities:
            Depreciation and amortization            230,880           134,138
            Gain on sale of assets                         -           (24,482)
            Deferred rent payable                     71,127                 -
            Issuance of Common Stock to
             terminated employee                          50                 -
            Issuance of common stock to employees
             pursuant to a restricted grant                -               238
            Amortization of debt discount and
             deferred financing costs                      -           375,546
            Noncash interest expense                       -             3,110
            Changes in assets and liabilities:
              (Increase) decrease in:
                Accounts receivable                  (22,116)          (78,544)
                Receivable from related party         50,000           (50,000)
                Other receivables and prepayments     76,073          (108,560)
                Other assets                         (61,281)           (5,950)
            Increase (decrease) in:
                Accounts payable and accrued
                 expenses                            589,748          (144,337)
                Deferred revenue                      27,500            17,500
                                                     -------           -------
                Total adjustments                    961,981           118,659
                Net cash used in operating
                   activities                      2,013,426        (3,441,633)
                                                     -------           -------
Cash flows from investing activities:
     Purchases of property and equipment             (57,747)         (324,940)
     COPERNICUS development costs                   (276,746)         (218,950)
     Sale of property and equipment                        -             3,300
     Purchase of Netphone software                         -          (280,000)
     Sale of Netphone software                             -           193,532
     Patents, trademarks and organization
               costs                                 (91,385)           (5,985)
                                                     -------           -------
      Net cash used in investing activities:        (425,878)         (633,043)
                                                     -------           -------
Cash flows from financing activities:
     Proceeds from sale of Redeemable Preferred
       Class C stock                                 200,000                 -
     Proceeds from note payable                      550,000                 -
     Proceeds from private placements                      -           100,000
     Borrowings from shareholder                           -           107,283
     Repayment of debt                                     -        (1,632,500)
     Proceeds from bank loan                               -           100,000
     Repayment of bank loan                                -          (100,000)
     Repayment of shareholder loans                        -          (175,234)
     Proceeds from exercise of 1993 warrants               -            14,333
     Proceeds from Initial Public Offering of common
              stock and warrants                           -         7,283,973
                                                     -------           -------
        Net cash provided by financing activities    750,000         5,697,855
                                                     -------           -------
Net increase (decrease) in cash and cash
     equivalents                                  (1,689,304)        1,623,179
Cash and cash equivalents, beginning of period     2,017,472           394,293
Cash and cash equivalents, end of period            $328,168        $2,017,472

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

Net Loss Per Share

Net loss per share is based on the weighted average number of common shares outstanding and dilutive common stock equivalents during the periods. For the years ended March 31, 1996 and 1997, common stock options and warrants outstanding are not included in the calculation of weighted average number of common shares outstanding as their effect is antidilutive.
A portion of the proceeds from the Company's initial public offering ("IPO") of common stock and redeemable warrants was used to repay long-term debt. If such debt had been repaid at the beginning of the fiscal year ended March 31, 1996, with a portion of such proceeds, the Company's loss per share would have been $(1.76).

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