Form 10QSB
period 1997-06-30
NEW PARADIGM SOFTWARE CORP
filed 1997-08-14
CIK 933733

SECURITIES AND EXCHANGE COMMISSION
                        WASHINGTON, D.C. 20549
                               FORM 10-QSB

   QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
                             ACT OF 1934


              For the quarterly period ended June 30, 1997

                                   OR

    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

              For the transition period from ______________ to

                     Commission File Number : 0-26336


_______________________New Paradigm Software Corp._________________
          (Exact name of Registrant as specified in its charter)

_______New York__________               _________13-3725764______
(State or other jurisdiction of         (I.R.S. Employer Identification No.)
incorporation or organization)

                               733 Third Avenue
___________________________New York, New York 10017_______________________
                  (Address of principal executive offices)

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

________Class_______   _Outstanding as of August 12, 1997
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
Condition and
		Results of Operations.

General

New Paradigm Software Corp. ("the Company") is engaged in the Internet business through its wholly owned subsidiary New Paradigm Inter-Link, Inc. ("NPIL"). NPIL began operations in December 1995, and provides Internet services to corporations and other organizations. Customers include Novartis and the Association of the Bar of the City of New York. The Company intends to further develop this business by launching new products and services connected with the Internet. There is no assurance that the Company will be able to develop or acquire such products and services or that if it does they will be acceptable to the market. The Internet is a relatively new and rapidly expanding market. Gartner Group ( a leading industry analyst) estimates that by 2001, 60% of the US workforce will have a justifiable business need for Internet access. By the same date, they estimate that more than 8 million households will access the Internet using ISDN lines (digital telephone lines offered by principal telephone companies suitable for accessing the Internet) and a further 3 million homes will access the Internet using cable modems. World-wide Internet use is currently estimated at 40 million users. With potential access to such numbers, many corporations are seeking to ensure that they have a presence on the Internet. Such a presence is established through a collection of text, graphics and small programs known as a "Web site" maintained on a computer known as a Web server and viewed by users from all over the world who are connected to the Internet through the use of a Web browser such as Netscape Navigator(R) or Microsoft Explorer(R). The Company seeks to assist companies with creating that Internet presence and also to exploit other business opportunities which may arise in servicing the Internet community.

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

On May 9, 1997 the Company entered into an agreement to sell, subject to shareholder approval, the rights to COPERNICUS and certain related assets to VIE Systems Inc., a Delaware corporation ("VIE") for $2,050,000 in cash and a 5% royalty on future COPERNICUS related license fees payable commencing after the first 12 months. Subject to VIE's approval, the Company will have the right to enter into OEM agreements with VIE on commercially reasonable terms, to incorporate COPERNICUS within future products which the Company may develop or acquire. The sale of this asset was approved by the Company's shareholders on July 23, 1997 and the transfer of the asset occurred on the same date.

The Company's revenues and profitability may vary significantly both in the case of consecutive quarters and in the case of a quarter compared to the corresponding quarter of the preceding year. Such variations may result from, among other factors, timing of new product and service introductions by the Company and its competitors, changes in levels of the Company's operating expenditures, the size and timing of customer orders, revenue received from the royalty from VIE, as well as consulting, and training, increased competition, reduced prices, the effect of currency exchange rate fluctuations, delays in the development of new services or products, the costs associated with the introduction of new products and services and the general state of national and global economies. As a result of such factors, the Company's revenues and profitability for any particular quarter are not necessarily indicative of any future results. Fluctuations in quarterly results may also result in volatility in the price of the Securities.

The Company will need additional financing prior to March 1998 and thereafter if demand for the Company's products or services is sufficiently great to require expansion at a faster rate than anticipated, or if research and development expenditures or the extent of service and customer support that the Company is required to provide are greater than expected or other opportunities arise which require significant investment, or if revenues are significantly lower than expected. Additionally, the Company may require significant additional financing to complete any acquisition. If financing is required, such financing may be raised through additional equity offerings, including offerings of preferred stock, joint ventures or other collaborative relationships, borrowings and other sources. There can be no assurance that additional financing will be available or, if it is available, that it will be available on acceptable terms. If adequate funds are not available to satisfy either short or long-term capital requirements, the Company may be required to limit its operations significantly and may be unable to carry out its plan of operation.

The Company intends to seek to raise additional capital by the issuance of further equity securities. Preliminary negotiations are currently underway with investment bankers to this end. However, there can be no assurances that any such financing will be available or, if it is available, that it will be available on acceptable terms. If additional funds are raised through the issuance of equity securities, the percentage ownership of the then current shareholders of the Company will be reduced and such equity securities may have rights, preferences or privileges senior to those of the holders of the Common Stock. Unless the market price of the Company's Common Stock increases significantly over its market price on August 11, 1997 additional issuances of equity security could cause significant dilution to purchasers of Common Stock in the IPO.

Comparison of fiscal quarters

1. Changes in Financial Condition

As of July 1, 1995 the Company recognized the technological feasibility of its COPERNICUS product. According to FASB# 86 the Company was therefore required to capitalize its COPERNICUS development costs incurred since that date.

On July 23, 1997 the Company sold VIE the rights to COPERNICUS and certain related assets for $2,050,000 in cash and a 5% royalty on future COPERNICUS related license fees payable commencing after the first 12 months. Subject to VIE's approval, the Company will have the right to enter into OEM agreements with VIE on commercially reasonable terms, to incorporate COPERNICUS within future products which the Company may develop or acquire.

On July 23, 1997 the Company repaid its loan to Level 8 Systems, Inc. This loan, bore interest at 10% per annum and was collateralized by the COPERNICUS product and related assets. The principal amount of this loan was $550,000. A break-up fee of $100,000 and interest totaling $18,986 was paid to Level 8 Systems, Inc. A further $15,000 fee was paid to Level 8 Systems, Inc. to extend the maturity date of the loan which matured on July 17, 1997.

On July 23, 1997 the Company redeemed its 800,000 Series C redeemable preferred stock ("C Preferred"), $0.01 par value issued to Mr. Robert Trump for $200,000.

2. Results of Operations

The Company's revenue from its continuing operations increased 4,087% from $775 for the quarter ended June 30, 1996 to $32,450 for the quarter ended June 30, 1997 due to the increase in customers and activity of NPIL.

The Company's operating expenses fell 58% from $516,047 to $215,975 for the quarter ended June 30, 1997 compared to the quarter ended December 31, 1996. This was primarily due to the decrease in the average number of employees that the Company employed and a decrease in the expenses required to support the employees that were employed in the discontinued operations.

The components of the operating expenses are as follows:

General and administrative costs decreased 64% from $321,312 for the quarter ending June 30, 1996 to $114,106 for the quarter ending June 30, 1997. This was due to cost cutting measures implemented by the Company primarily the decrease in the average number of employees that the Company employed and a decrease in the expenses required to support the employees that were employed in the discontinued operations.

Professional fees decreased 64% from $77,730 for the quarter ending June 30, 1996 to $28,077 for the quarter ending June 30, 1997. The lower professional fees for the quarter ended June 30, 1997 were due to the Company no longer being required to prepare license agreements for customers. The Company has deferred $97,709 in legal fees as an asset on its balance sheet. This represents legal fees incurred specifically for the sale of the COPERNICUS asset which took place on July 23, 1997and has been deferred as a cost of this transaction.

Marketing costs fell 96% from $57,737 for the quarter ended June 30, 1996 to $2,447 for the quarter ended June 30, 1997. The decrease is primarily due to the Company reducing its market activities including terminating its relationship with its public relations firm on December 31, 1996.

Occupancy costs rose 42% from $41,273 for the quarter ending June 30, 1996 to $58,667 for the quarter ending June 30, 1997. This was due to an increase in rent on the Company's New York offices.

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
(losses).

(b) The following reports have been filed on Form 8-K since June 29, 1997:

1) July 18, 1996 - New Paradigm Adjourns Shareholder Meeting.


                NEW PARADIGM SOFTWARE CORP. and subsidiaries

                        Consolidated Balance Sheets


                                March 31        June 30         June 30
                                1997             1997        1997 Pro-Forma
                                             (unaudited)      (unaudited)
                                                               (Note 5)

Assets
 Current:
  Cash and cash equivalents   $ 328,168         $ 72,026        $1,239,040
  Accounts receivable            50,612           32,719            32,719
  Other receivables and
    prepayments                  32,487                0                 0
                                -------         --------        ----------
 Total current assets           411,267          104,745         1,270,759
 Property and equipment,
 less accumulated depreciation
 and amortization               168,920          151,184           151,184
 Investment in restricted
 common stock at market
 value (Note 2)                  14,759           14,759            14,759
 Assets held for sale (Note 3)  691,491          581,750                 0
 Note Receivable (Note 3(a))          0          294,812           294,812
 Other assets, less accumulated
 amortization (Note 4)           71,266          167,854            70,145
                                -------         --------        ----------
                             $1,357,703       $1,315,104        $1,801,659

Liabilities and
Shareholders' Equity

Current:
 Accounts payable and
  accrued expenses           $  806,690        $ 705,720         $ 705,720
 Loan payable (Note 3(b))       550,000          613,500                 0
 Deferred rent payable           71,127           66,078            66,078
                                -------         --------        ----------
Total current liabilities     1,427,817        1,385,298           771,798

Redeemable Series C Preferred
Stock authorized and
outstanding - 800,000 at
redemption value                200,000         200,000                  0

Shareholders' equity:
 Common stock, $.01 par value
 - shares authorized 50,000,000;
 issued and outstanding 2,451,729
 and 2,451,729                   24,517          24,517             24,517
 Additional paid-in capital   9,150,209       9,150,209          9,150,209
 Unrealized loss on
 investment in restricted
 common stock (Note 2)         (335,241)       (335,241)          (335,241)
     Capital Deficit         (9,109,599)     (9,109,680)        (7,809,625)
                                -------         --------        ----------
Total shareholders' equity     (270,114)       (270,194)         1,029,860
                                -------         --------        ----------
                             $1,357,703      $1,315,104         $1,801,659

        See accompanying notes to consolidated financial statements


               NEW PARADIGM SOFTWARE CORP. and subsidiaries

                  Consolidated Statements of Operations

                       Three months               Three months            Three months
                           ended                     ended                   ended
                       June 30, 1996             June 30, 1997          June 30, 1997
                         (unaudited)               (unaudited)            (unaudited)
                                                                       Pro Forma (Note 5)

Revenues:
 Consulting and web
 design                    $      775             $     32,450            $ 32,450
                               -------                 --------           ----------
                                  775                   32,450              32,450
Expenses:
 General and administrative   321,312                  114,106             114,106
 Professional fees             77,730                   28,077              28,077
 Marketing                     57,737                    2,447               2,447
 Occupancy                     41,273                   58,667              58,667
 Depreciation and amortization 17,995                   12,678              12,678
                               -------                 --------           ----------
                              516,047                  215,975             215,975
                               -------                 --------           ----------
 Loss from operations        (515,272)                (183,525)           (183,525)

Other income (expense):
  Interest income              17,079                        -                   -
                               -------                 --------           ----------
                               17,079                        -                   -

Net loss from
 continuing operations   $   (498,193)             $  (183,525)         $ (183,525)
Net loss from
 discontinued operations $   (450,386)             $   (17,554)         $  (17,554)
Gain from sale of
EDI division (Note 3(a))            -                  200,998             200,998
Gain from sale of
COPERNICUS (Note 5)                 -                        -           1,300,055
                               -------                 --------           ----------
Net loss                 $   (948,579)                  $  (81)         $1,300,136
Net loss per share from
continuing operations    $       (.20)             $      (.07)         $     (.07)
Net loss per share from
discontinued operations          (.19)                    (.01)               (.01)
Profit per share from
sale of EDI division                -                      .08                 .08
Profit per share from sale
of COPERNICUS                       -                      .08                 .53
                               -------                 --------           ----------
Net loss per share         $     (.39)               $   (0.00)         $      .53
Weighted average common
 shares outstanding         2,446,729                2,451,729            2,451,729

           See accompanying notes to consolidated financial statements

                      NEW PARADIGM SOFTWARE CORP. and subsidiaries

                                      Three months               Three months
                                           ended                     ended
                                      June 30, 1996             June 30, 1997
                                       (unaudited)               (unaudited)

Cash flows from operating activities:
  Net loss                              $(948,579)                  $  (81)
  Adjustments to reconcile net loss to
  net cash used in operating activities:
     Depreciation and amortization         49,061                   42,317
  Changes in assets and liabilities:
       Increase in:
         Accounts receivable              (59,533)                  17,893
         Gain on sale of assets                                   (200,999)
         Other assets                     (40,083)                  96,588
       Increase (decrease) in:
         Accounts payable
         and accrued expenses              27,552                 (100,970)
         Deferred rent                     54,875                    5,049
           Total adjustments               31,872                 (140,122)
                                        ----------               -----------
   Net cash provided by (used in)
      operating activities              (916,706)                 (140,203)
Cash flows from investing activities:
  Purchases of property and equipment    (19,297)
  COPERNICUS development costs           (81,250)
  Sale of EDI Assets                                               115,373
  Patents, trademarks and
  organization costs                     (52,300)
                                        ----------               -----------
    Net cash used in investing
      activities:                       (152,847)                  115,373

Cash flows from financing activities:
  Note Receivable from sale of EDI                                (294,812)
  Increase in Note Payable                                          63,500
                                        ----------               -----------
    Net cash used in financing
      activities                                -                 (231,312)

Net increase (decrease) in cash
  and cash equivalents                 (1,069,554)                (254,142)
                                        ----------               -----------
Cash and cash equivalents,
 beginning of period                    2,017,472                  328,168
                                        ----------               -----------
Cash and cash equivalents,
 end of period                         $  947,918                $  72,026

           See accompanying notes to consolidated financial statements


Note 1 -

The accompanying financial statements should be read in conjunction with the Company's financial statements for the fiscal year ended March 31, 1997, together with the accompanying notes included in the Company's 10-KSB for the fiscal year ended March 31, 1996. In the opinion of management, the interim statements reflect all adjustments which are necessary for a fair statement of the results of the interim periods presented. The interim results are not necessarily indicative of the results for the full year.

Note 2 -

The Company owns 67,470 shares of Camelot Corporation's ("Camelot") restricted common stock acquired in connection with its sale of the Netphone(TM) software package, which were originally valued at $350,000. On June 30, 1997, the market value of Camelot stock had decreased to $14,759 resulting in an unrealized loss of $335,241 which has been reflected in shareholders' equity. The unrealized loss for the quarter ended June 30, 1997 was $0.

Note 3 -

(a) EDI Sale -Until April 1, 1997, through its wholly owned subsidiary, New Paradigm Commerce ("NPC") (formerly New Paradigm Golden Link), the Company operated a service bureau business providing electronic data interchange ("EDI") services (the conveying of business documents electronically). As of April 1, 1997, the Company sold its EDI business to Custom Information Systems Corp. of New York ("CIS") for $6,000 and a note receivable monthly over three years with a face value of $355,000 and a present value of approximately $300,000.

(b) COPERNICUS Sale - As of May 9, 1997 the Company entered into an agreement to sell, subject to shareholder approval, the rights to COPERNICUS and certain related assets to VIE Systems Inc., a Delaware corporation ("VIE") for $2,050,000 in cash and a 5% royalty on future COPERNICUS related license fees payable commencing after the first 12 months. Subject to VIE's approval, the Company will have the right to enter into OEM agreements with VIE on commercially reasonable terms, to incorporate COPERNICUS within future products which the Company may develop or acquire. The sale of this asset was approved by the Company's shareholders on July 23, 1997 and the transfer of the asset occurred on the same date.

Note 4 -

Included in the assets held for sale is $97,900 of legal expenses directly related to the sale of COPERNICUS. This will be offset when the Company recognizes the gain on the sale of this asset.

Note 5 -

The Pro Formas include (a) the sale of the COPERNICUS software on July 23, 1997 for $2,050,000 in cash, (b) redemption of the C Preferred on July 23, 1997 for $200,000 and (c) Repayment of the Level 8 Systems, Inc. note on July 23, 1997 for $683,986 including fees and interest.



SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                  NEW PARADIGM SOFTWARE CORP.
                                  (Registrant)



Date:   August 14, 1997            /s/ Mark Blundell________________________
                                   Mark Blundell
                                   President & Chief Financial Officer



Date:   August 14, 1997            /s/ Matthew Fludgate_____________________
                                   Matthew Fludgate
                                   Vice President and Secretary