Form 10QSB
period 1997-09-30
NEW PARADIGM SOFTWARE CORP
filed 1997-11-14
CIK 933733

SECURITIES AND EXCHANGE COMMISSION
                         WASHINGTON, D.C. 20549
                              FORM 10-QSB

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934


           For the quarterly period ended September 30, 1997

                                  OR

TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________ to

                    Commission File Number : 0-26336


______________________________New Paradigm Software Corp.___________________
           (Exact name of Registrant as specified in its charter)

_______New York__________		________________13-3725764
(State or other jurisdiction of         (I.R.S. Employer Identification No.)
incorporation or organization)

                            630 Third Avenue
___________________________New York, New York 10017_________________________
                  (Address of principal executive offices)

                            (212) 557-0933
                    (Registrant's telephone number)

 (Former name, former address and former fiscal year, if changed since last report)
Former address:  733 Third Avenue, New York, NY 10017

Check whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes _X_ No ___

State the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

________Class_______   _Outstanding as of November 12, 1997
Common Stock, par value $.01 per share		     2,451,729

Transitional Small Business Format (Check one): Yes___ No __X




PART I
FINANCIAL INFORMATION

Item 1.	Financial Statements

Financial statements are included herein following Part II, Item 6. These statements are unaudited, but reflect all adjustments that, in the opinion of management, are necessary to provide a fair statement of the results for the periods covered. All such adjustments are of a normal recurring nature except where stated.

Item 2.	Management's Discussion and Analysis of Financial Condition
and
		Results of Operations.

General

New Paradigm Software Corp. (the "Company") is engaged in the Internet business through its wholly owned subsidiary New Paradigm Inter-Link, Inc. ("NPIL"). NPIL began operations in December 1995, and provides Internet services to corporations and other organizations. Clients include Novartis and the Association of the Bar of the City of New York. The Company intends to further develop this business by launching new products and services connected with the Internet. There is no assurance that the Company will be able to develop or acquire such products and services or that if it does they will be acceptable to the market. The Internet is a relatively new and rapidly expanding market. Gartner Group ( a leading industry analyst) estimates that by 2001, 60% of the US workforce will have a justifiable business need for Internet access. By the same date, they estimate that more than 8 million households will access the Internet using ISDN lines (digital telephone lines offered by principal telephone companies suitable for accessing the Internet) and a further 3 million homes will access the Internet using cable modems. World-wide Internet use is currently estimated at 40 million users. With potential access to such numbers, many corporations are seeking to ensure that they have a presence on the Internet. Such a presence is established through a collection of text, graphics and small programs known as a "Web site" maintained on a computer known as a Web server and viewed by users from all over the world who are connected to the Internet through the use of a Web browser such as Netscape Navigator(R) or Microsoft Explorer(R). The Company seeks to assist companies with creating that Internet presence and also to exploit other business opportunities which may arise in servicing the Internet community.

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

Until April 1, 1997, through its wholly owned subsidiary, New Paradigm Commerce, Inc. ("NPC") (formerly New Paradigm Golden Link, Inc.), the Company operated a service bureau business providing electronic data interchange ("EDI") services (the conveying of business documents electronically). As of April 1, 1997, the Company sold its EDI business to Custom Information Systems Corp. of New York ("CIS") for $6,000 and a note receivable monthly over three years with a face value of $355,000 and a present value of approximately $300,000.

On July 23, 1997 the Company sold the rights to its COPERNICUS(R) software product and certain related assets to VIE Systems Inc., a Delaware corporation ("VIE") for $2,050,000 in cash and a 5% royalty on future COPERNICUS related license fees payable commencing after the first 12 months. Subject to VIE's approval, the Company will have the right to enter into OEM agreements with VIE on commercially reasonable terms, to incorporate COPERNICUS within future products which the Company may develop or acquire.

The Company's revenues and profitability may vary significantly both in the case of consecutive quarters and in the case of a quarter compared to the corresponding quarter of the preceding year. Such variations may result from, among other factors, timing of new product and service introductions by the Company and its competitors, changes in levels of the Company's operating expenditures, the size and timing of customer orders, revenue received from the royalty from VIE, if any, as well as consulting, and training, increased competition, reduced prices, the effect of currency exchange rate fluctuations, delays in the development of new services or products, the costs associated with the introduction of new products and services and the general state of national and global economies. As a result of such factors, the Company's revenues and profitability for any particular quarter are not necessarily indicative of any future results. Fluctuations in quarterly results may also result in volatility in the price of the Company's securities.

The Company will need additional financing prior to March 1998 and thereafter if demand for the Company's services is sufficiently great to require expansion at a faster rate than anticipated or the extent of service and customer support that the Company is required to provide are greater than expected or other opportunities such as acquisitions arise which require significant investment, or if revenues are significantly lower than expected. Additionally, the Company may require significant additional financing to complete any acquisition. If financing is required, such financing may be raised through additional equity offerings, including offerings of preferred stock, joint ventures or other collaborative relationships, borrowings and other sources. There can be no assurance that additional financing will be available or, if it is available, that it will be available on acceptable terms. If adequate funds are not available to satisfy either short or long-term capital requirements, the Company may be required to limit its operations significantly and may be unable to carry out its plan of operation.

The Company intends to seek to raise additional capital by the issuance of further equity securities. Preliminary negotiations are currently underway with investment bankers to this end. However, there can be no assurances that any such financing will be available or, if it is available, that it will be available on acceptable terms. If additional funds are raised through the issuance of equity securities, the percentage ownership of the then current shareholders of the Company will be reduced and such equity securities may have rights, preferences or privileges senior to those of the holders of the Common Stock. Unless the market price of the Company's Common Stock increases significantly over its market price on November 12, 1997 additional issuances of equity security could cause significant dilution to purchasers of Common Stock in the Company's Initial Public Offering.

Comparison of fiscal quarters

1. Changes in Financial Condition

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

On July 23, 1997 the Company redeemed its 800,000 Series C redeemable preferred stock ("C Preferred"), $0.01 par value issued to Mr. Robert Trump for $200,000, as the Company was obligated to do.

Subsequent events:

On October 15,1997, pursuant to Section 4(d) of the Restated Certificate of Incorporation of the Company, the Company agreed to create a Series D Convertible Preferred Stock, $0.01 par value (the "Series D Preferred"). The Company further agreed to issue to several of the employees of and a consultant to NPIL an aggregate of 50 shares of Series D Redeemable Preferred stock, with the following principal terms:

o The Series D Preferred has no right to vote on any matter requiring the vote of the holders of the Common Stock. Holders of Series D Preferred shall have the right to vote on any further issue of Series D Preferred recommended by the Board of Directors of the Company.
o The Series D Preferred is not entitled to any dividends or other distribution on the Common Stock.
o Upon dissolution of the Company the holder of each share of Series D Preferred is entitled to the same proportion of the outstanding shares of Common Stock of NPIL as such shares of Series D Preferred of the holder shall represent of the then total outstanding shares of Series D Preferred.
o At any time following December 31, 1998 the holders of the Series D Preferred may convert all of the Series D Preferred into shares of the Company's Common Stock using the following formula N=((V-$200,000)/(Dx2))/P where N is the number of shares of the Company's Common Stock acquired by the holder, V is the value of NPIL on the conversion date, D is the number of shares of Series D Preferred issued and outstanding on the conversion date and P is the value of the Common Stock of the Company, all as calculated pursuant to the terms of the Amended Certificate of Incorporation. 500,000 shares of Common Stock of the Company have been reserved for such a conversion.
o Should no conversion by the holders of the Series D Preferred occur by December 31, 2000, the Company may redeem all of the shares of the Series D Preferred for $1.00 per share.
o Upon termination of the holder's employment with the Company, the Series D Preferred shall be converted pursuant to the above-stated formula, except that in the event that the holder voluntarily terminates employment or is terminated for cause, the Series D Preferred shall be redeemable by the Company for $1.00 per share.

Following the sale of Copernicus to VIE Systems Inc., Mr. Blundell, the Company's President and Chief Executive Officer, gave formal written notice of his intention to exercise the termination right under his employment contract since this represented a transfer of substantially all the assets of the Company. These termination rights provided for the payment to Mr. Blundell of an amount not less than $414,000. As the Company is not in a position to make such a payment without seriously depleting the Company's limited cash reserves, the compensation committee negotiated with Mr. Blundell to produce the following settlement, which was entered into on November 13, 1997.

o Mr. Blundell waived his entitlement to any payment in respect of the VIE transaction and entered into new three year employment contracts with the Company and its Delaware subsidiary, New Paradigm Acquisition I Co., Inc ("NPAC") at the same aggregate base salary which provide a reduced termination benefit of 24 months compensation in the event that his termination right is triggered again by subsequent events. Mr. Blundell has waived $50,000 of base salary for fiscal 1998 and until the Company reports a consolidated pre-tax profit of not less than $75,000.
o In view of the fact the Company is contemplating a number of acquisitions of companies with revenues in excess of $2.5 million, the new contract provides that Mr. Blundell will not be entitled to receive the bonus of $50,000 in the event that the Comapny's gross revenues reach $2.5 million provided in his previous contract.
o In addition the change of control clause, which gives Mr. Blundell certain termination rights would be amended to apply only in the event that 40% of the Company were to be acquired rather than 25% as at present.
o In order to retain Mr. Blundell's services in seeking acquisitions NPAC entered into an employment agreement (as mentioned above) and a loan agreement providing for a loan to Mr. Blundell of $114,000 at
  an interest rate of 6%.   The loan will be repaid by applying 60% of
  (i) any future termination payment to Mr. Blundell; (ii) any bonus or incentive payments; and (iii) any sales of Common Stock of New Paradigm directly or beneficially owned by Mr. Blundell, including any Stock acquired through the exercise of options.
o Mr. Blundell was earlier (October 15,1997) granted 450,000 options under the Executive Stock Option Plan at an exercise price of $0.16 per share (the market price on the date of issue), exercisable as follows: 150,000 immediately; 150,000 if the average closing stock price of the Common Stock exceeds 50 cents for 20 consecutive business days, and 150,000 if the average closing stock price of the Common Stock exceeds $1.00 for 20 consecutive business days.

On October 15, 1997, Mr. Matthew Fludgate, Secretary and Vice
President of the Company, was granted 50,000 options under the Executive Stock Option Plan at an exercise price of $0.16 per share (the market price on the date of issue).

On October 15, 1997, Mr. Michael Taylor and Mr. Daniel Gordon, external Directors of the Company, were each granted 50,000 options to purchase shares of Common Stock at an exercise price of $0.16 per share (the market price on the date of issue).


2. Results of Operations

The Company's revenue from continuing operations decreased 9% from $17,512 for the quarter ended September 30, 1996 to $15,947 for the quarter ended September 30, 1997 due to the timing of customer requirements for the Company's services. The Company's revenue from continuing operations increased 165% from $18,287 for the six months ending September 30, 1996 to $48,397 for the six months ending September 30, 1997 due to the increase in customers and activity of NPIL.

The Company's operating expenses fell 15% from $359,802 to $306,298 for the quarter ended September 30, 1997 compared to the quarter ended September 30, 1996 and 40% from $875,849 for the six months ending September 30, 1996 to $522,273 for the six months ending September 30, 1997. The decrease was primarily due to a decrease in the number of administrative staff needed to support the operations of the business following the sale of the discontinued operations.

The components of the operating expenses are as follows:

General and administrative costs decreased 4% from $228,366 for the quarter ending September 30, 1996 to $219,408 for the quarter ending September 30, 1997 and 39% from $549,678 for the six months ending September 30, 1996 to $333,514 for the six months ending September 30, 1997. This was primarily due to a decrease in support staff and a corresponding decrease in related supplies and services used.

Professional fees increased 27% from $31,171 for the quarter ending September 30, 1996 to $39,669 for the quarter ending September 30, 1997. The higher professional fees for the quarter ended September 30, 1997 were due to an increase in the audit fee paid by the Company in the quarter. The Company's Professional fees decreased 38% from $108,901 for the six months ending September 30, 1996 to $67,746 for the six months ending September 30, 1997. The reduced professional fees for the six months ended September 30, 1996 were due to the lower level of activity following the sale of the discontinued operations

Marketing costs decreased 93% from $51,865 for the quarter ended September 30, 1996 to $3,390 for the quarter ended September 30, 1997 and 95% from $109,602 for the six months ending September 30, 1996 to $5,837 for the six months ending September 30, 1997. The decreases were due to the Company's decision to terminate its relationship with its public relations firm and the reduced marketing activity following the sale of the discontinued operations.

Occupancy costs fell 5% from $29,260 for the quarter ending September 30, 1996 to $27,849 for the quarter ending September 30, 1997. This is due to the Company moving its New York offices on August 15, 1997 to a smaller facility. The occupancy costs increased 23% from $70,533 to $86,516 for the six months ending September 30, 1997 over the same period in 1996. This was due to an increase in the Company's rent for its New York offices for the first five months in the fiscal year.

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



Part II. Other Information

Item 6. Exhibits and Reports on Form 8-K.

(a) The following exhibits are filed with this quarterly report on Form 10-QSB:

Exhibit 10.23	Employment Agreements and Loan Agreement with Mark
Blundell dated November 13, 		1997

Exhibit 11.	Statement re: computation of per share earnings
(losses).

(b) The following reports have been filed on Form 8-K since August 14, 1997:

None.


NEW PARADIGM SOFTWARE CORP. and subsidiaries

Consolidated Balance Sheets


                                           March 31               September 30
                                              1997                    1997
                                                                   (unaudited)

Assets
Current:
   Cash and cash equivalents               $   328,168          $    534,373
   Accounts receivable                          50,612                25,503
   Other receivables and prepayments (Note 2)   32,487               142,596
                                          ------------           ------------
      Total current assets                     411,267               702,472
Property and equipment, less accumulated
depreciation and amortization                  168,920               147,349
Investment in restricted common stock at
market value (Note 3)                           14,759                 8,420
Assets held for sale (Note 4)                  691,491                     0
Note Receivable (Note 4(a))                          0               278,970
Other assets, less accumulated amortization     71,266                 1,674
                                          ------------           ------------
                                           $ 1,357,703          $  1,138,885
                                          ------------           ------------

Liabilities and Shareholders' Equity
Current:
    Accounts payable and accrued expenses  $  806,690           $    555,440
    Loan payable (Note 4(b))                  550,000                      0
    Deferred rent payable                      71,127                      0
                                          ------------           ------------
      Total current liabilities             1,427,817                555,440

Redeemable Series C Preferred Stock
authorized and outstanding - 800,000 at
redemption value                              200,000                      0
Shareholders' equity:
   Common stock, $.01 par value - shares
   authorized 50,000,000;
   issued and outstanding 2,451,729
   and 2,451,729                               24,517                 24,517
   Additional paid-in capital               9,150,209              9,150,209
   Unrealized loss on investment in
   restricted common stock (Note 3)          (335,241)              (341,580)
   Capital Deficit                         (9,109,599)            (8,249,700)
                                          ------------           ------------
     Total shareholders' equity              (270,114)               583,446
                                          ------------           ------------
                                        $   1,357,703           $  1,138,885

            See accompanying notes to consolidated financial statements


               NEW PARADIGM SOFTWARE CORP. and subsidiaries

                    Consolidated Statements of Operations

                                Three months    Three months     Six Months     Six months
                               ended September  ended September ended September ended September
                                  30, 1996        30, 1997         30, 1996      30, 1997
                                (unaudited)     (unaudited)       (unaudited)   (unaudited)

Revenues:
  Consulting and web design     17,512              15,947           18,287       48,397
                                ------              ------           ------       ------
                                17,512              15,947           18,287       48,397

Expenses:
  General and administrative   228,366             219,408          549,678      333,514
  Professional fees             31,171              39,669          108,901       67,746
  Marketing                     51,865               3,390          109,602        5,837
  Occupancy (Note 5)            29,260              27,849           70,533       86,516
  Depreciation and amortization 19,140              15,982           37,135       28,660
                                ------              ------           ------       ------
                               359,802             306,298          875,849      522,273
                                ------              ------           ------       ------
Loss from operations          (342,290)           (290,351)        (857,562)    (473,876)

Other income (expense):
  Interest income                7,514              11,873           24,593       11,873
                                ------              ------           ------       ------
  Interest income                7,514              11,873           24,593       11,873

Net loss from continuing
operations                    (334,776)           (278,478)        (832,969)    (462,003)
Net loss from discontinued
operations                    (413,364)            (45,000)        (880,828)     (62,554)
Gain from sale of EDI division
(Note 3(a))                          -                   -                -      200,998
Gain from sale of COPERNICUS
(Note 5)                             -           1,183,456                -    1,183,456
                                ------              ------           ------       ------
Net income (loss)             (748,140)            859,978       (1,713,797)     859,897
                                ------              ------           ------       ------
Net loss per share from
continuing operations         $   (.14)         $     (.11)       $    (.36)    $   (.19)
Net loss per share from
discontinued operations           (.17)               (.02)            (.34)        (.03)
Income per share from sale
of EDI division                      -                   -                -          .08
Income per share from sale of
COPERNICUS                           -                 .48                -          .48
                                ------              ------           ------       ------
Net income (loss) per share       (.31)                .35             (.70)         .35

Weighted average common shares
    outstanding              2,446,729           2,451,729        2,446,729    2,451,729

        See accompanying notes to consolidated financial statements

                NEW PARADIGM SOFTWARE CORP. and subsidiaries


                                        Six months         Six months
                                     ended September     ended September
                                        30, 1996           30, 1997
                                        (unaudited)        (unaudited)

Cash flows from operating
activities:
     Net income (loss)               $    (1,689,104)   $     859,978

  Adjustments to reconcile net
  income (loss) to net cash used in
  operating activities:
    Depreciation and amortization            106,101           58,299
    Gain on sale of assets                         -       (1,384,455)
    Issuance of Common Stock for services         50                -
    Changes in assets and liabilities:
       Decrease (increase) in:
         Accounts receivable                 (13,277)          25,109
         Other receivables and prepayments    30,345         (110,109)
         Other assets                              -           69,592
       Increase (decrease) in:
         Accounts payable and accrued
           expenses                          123,987         (251,250)
         Deferred revenue                     39,250                -
         Deferred rent                             -          (71,127)
                                            ---------       -----------
   Total adjustments                         286,456       (1,663,941)
                                            ---------       -----------
Net cash used in operating activities     (1,402,647)        (803,963)

Cash flows from investing activities:
     Purchases of property and equipment     (42,598)         (10,862)
     COPERNICUS development costs           (162,500)               -
     Patents, trademarks and
     organization costs                      (54,799)               -
                                            ---------       -----------
Net cash used in investing activities:      (259,897)         (10,862)

Cash flows from financing activities:
     Note Receivable from sale of EDI              -         (278,970)
     Redemption of Series C Preferred Stock        -         (200,000)
     Proceeds from disposal of assets              -        2,050,000
     Repayment of debt                             -         (550,000)
                                            ---------       -----------
Net cash from financing activities                 -        1,021,030
                                            ---------       -----------
Net increase (decrease) in cash
and cash equivalents                      (1,662,545)         206,205
Cash and cash equivalents,
beginning of period                        2,017,472          328,168
                                            ---------       -----------
Cash and cash equivalents, end of period $   354,927       $  534,373


        See accompanying notes to consolidated financial statements


Note 1 -

The accompanying financial statements should be read in conjunction with the Company's financial statements for the fiscal year ended March 31, 1997 and the quarter ended June 30, 1997 together with the accompanying notes included in the Company's 10-KSB for the fiscal year ended March 31, 1997 and the Company's 10-QSB for the quarter ended June 30, 1997. In the opinion of management, the interim statements reflect all adjustments which are necessary for a fair statement of the results of the interim periods presented. The interim results are not necessarily indicative of the results for the full year.

Note 2 -

As of September 30, 1997, this includes $100,000 held in escrow in connection with the sale of the Company's COPERNICUS software product (See Note 4(b)) . This money was released to the Company in full on October 7, 1997.

Note 3 -

As of September 30, 1997 the Company owned 67,470 shares of Camelot Corporation's ("Camelot") restricted common stock acquired in connection with its sale of the Netphone(R) software package, which were originally valued at $350,000. On September 30, 1997, the market value of the Camelot Stock had decreased to $8,420 resulting in an unrealized loss of $341,580 which has been reflected in shareholders' equity. The unrealized loss for the quarter ended September 30, 1997 was $6,339. In November 1997 these shares were sold in a Rule 144 transaction for $9,065. This transaction realized a loss of $340,935.

Note 4 -

(a) EDI Sale -Until April 1, 1997, through its wholly owned subsidiary, New Paradigm Commerce, Inc., ("NPC") (formerly New Paradigm Golden Link), the Company operated a service bureau business providing electronic data interchange ("EDI") services (the conveying of business documents electronically). As of April 1, 1997, the Company sold its EDI business to Custom Information Systems Corp. of New York ("CIS") for $6,000 and a note receivable monthly over three years with a face value of $355,000 and a present value of approximately $300,000.

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

Note 5 -

On August 15, the Company assigned its lease to its premises at 733 Third Avenue, New York. The Company has moved its premises to 630
Third Avenue, New York, NY 10017 and currently the monthly occupancy expense is $4,167.

Note 6 -

Subsequent events -

On October 15,1997, pursuant to Section 4(d) of the Restated Certificate of Incorporation of the Company, the Company agreed to create a Series D Convertible Preferred Stock, $0.01 par value (the "Series D Preferred"). The Company further agreed to issue to several of the employees of and a consultant to NPIL an aggregate of 50 shares of Series D Redeemable Preferred stock, with the following principal terms:

o The Series D Preferred has no right to vote on any matter requiring the vote of the holders of the Common Stock. Holders of Series D Preferred shall have the right to vote on any further issue of Series D Preferred recommended by the Board of Directors of the Company.
o The Series D Preferred is not entitled to any dividends or other distribution on the Common Stock.
o Upon dissolution of the Company the holder of each share of Series D Preferred is entitled to the same proportion of the outstanding shares of Common Stock of NPIL as such shares of Series D Preferred of the holder shall represent of the then total outstanding shares of Series D Preferred.
o At any time following December 31, 1998 the holders of the Series D Preferred may convert all of the Series D Preferred into shares of the Company's Common Stock using the following formula N=((V-$200,000)/(Dx2))/P where N is the number of shares of the Company's Common Stock acquired by the holder, V is the value of NPIL on the conversion date, D is the number of shares of Series D Preferred issued and outstanding on the conversion date and P is the value of the Common Stock of the Company, all as calculated pursuant to the terms of the Amended Certificate of Incorporation. 500,000 shares of Common Stock of the Company have been reserved for such a conversion.
o Should no conversion by the holders of the Series D Preferred occur by December 31, 2000, the Company may redeem all of the shares of the Series D Preferred for $1.00 per share.
o Upon termination of the holder's employment with the Company, the Series D Preferred shall be converted pursuant to the above-stated formula, except that in the event that the holder voluntarily terminates employment or is terminated for cause, the Series D Preferred shall be redeemable by the Company for $1.00 per share.

Following the sale of Copernicus to VIE Systems Inc., Mr. Blundell, the Company's President and Chief Executive Officer, gave formal written notice of his intention to exercise the termination right under his employment contract since this represented a transfer of substantially all the assets of the Company. These termination rights provided for the payment to Mr. Blundell of an amount not less than $414,000. As the Company is not in a position to make such a payment without seriously depleting the Company's limited cash reserves, the compensation committee negotiated with Mr. Blundell to produce the following settlement, which was entered into on November 13, 1997.

o Mr. Blundell waived his entitlement to any payment in respect of the VIE transaction and entered into new three year employment contracts with the Company and its Delaware subsidiary, New Paradigm Acquisition I Co., Inc ("NPAC") at the same aggregate base salary which provide a reduced termination benefit of 24 months compensation in the event that his termination right is triggered again by subsequent events. Mr. Blundell has waived $50,000 of base salary for fiscal 1998 and until the Company reports a consolidated pre-tax profit of not less than $75,000.
o In view of the fact the Company is contemplating a number of acquisitions of companies with revenues in excess of $2.5 million, the new contract provides that Mr. Blundell will not be entitled to receive the bonus of $50,000 in the event that the Comapny's gross revenues reach $2.5 million provided in his previous contract.
o In addition the change of control clause, which gives Mr. Blundell certain termination rights would be amended to apply only in the event that 40% of the Company were to be acquired rather than 25% as at present.
o In order to retain Mr. Blundell's services in seeking acquisitions NPAC entered into an employment agreement (as mentioned above) and a loan agreement providing for a loan to Mr. Blundell of $114,000 at
  an interest rate of 6%.   The loan will be repaid by applying 60% of
  (i) any future termination payment to Mr. Blundell; (ii) any bonus or incentive payments; and (iii) any sales of Common Stock of New Paradigm directly or beneficially owned by Mr. Blundell, including any Stock acquired through the exercise of options.
o Mr. Blundell was earlier (October 15,1997) granted 450,000 options under the Executive Stock Option Plan at an exercise price of $0.16 per share (the market price on the date of issue), exercisable as follows: 150,000 immediately; 150,000 if the average closing stock price of the Common Stock exceeds 50 cents for 20 consecutive business days, and 150,000 if the average closing stock price of the Common Stock exceeds $1.00 for 20 consecutive business days.

On October 15, 1997, Mr. Matthew Fludgate, Secretary and Vice
President of the Company was granted 50,000 options under the Executive Stock Option Plan at an exercise price of $0.16 per share (the market price on the date of issue).

On October 15, 1997, Mr. Michael Taylor and Mr. Daniel Gordon, external Directors of the Company, were each granted 50,000 options to purchase shares of Common Stock at an exercise price of $0.16 per share (the market price on the date of issue).




SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

						NEW PARADIGM SOFTWARE CORP.
						(Registrant)



Date:	November 14, 1997			/s/ Mark
Blundell________________________
						Mark Blundell
						President & Chief Financial Officer



Date:	November 14, 1997			/s/ Matthew
Fludgate_____________________
						Matthew Fludgate
						Vice President and Secretary