Form 10QSB
period 1997-12-31
NEW PARADIGM SOFTWARE CORP
filed 1998-02-17
CIK 933733

SECURITIES AND EXCHANGE COMMISSION
                         WASHINGTON, D.C. 20549
                              FORM 10-QSB

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
                             ACT OF 1934


          For the quarterly period ended December 31, 1997

                                 OR

TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                       EXCHANGE ACT OF 1934

For the transition period from ______________ to

                  Commission File Number : 0-26336


________________________New Paradigm Software Corp.___________________
         (Exact name of Registrant as specified in its charter)

_______New York__________		________________13-3725764
(State or other jurisdiction of   (I.R.S. Employer Identification No.)
incorporation or organization)

                            630 Third Avenue
____________________New York, New York 10017__________________________
             (Address of principal executive offices)

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

________Class_______   _Outstanding as of February 12, 1998
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
Condition and Results of Operations.

General

New Paradigm Software Corp. (the "Company") is engaged in the Internet business through its wholly owned subsidiary New Paradigm Inter-Link, Inc. ("NPIL"). NPIL began operations in December 1995, and provides Internet services to corporations and other organizations. Clients include Novartis, the National Multiple Sclerosis Society and the Association of the Bar of the City of New York. The Company intends to further develop this business by launching new products and services connected with the Internet. There is no assurance that the Company will be able to develop or acquire such products and services or that if it does they will be acceptable to the market. The Internet is a relatively new and rapidly expanding market. The Gartner Group (a leading industry analyst) estimates that by 2001, 60% of the US workforce will have a justifiable business need for Internet access. By the same date, they estimate that more than 8 million households will access the Internet using ISDN lines (digital telephone lines offered by principal telephone companies suitable for accessing the Internet) and a further 3 million homes will access the Internet using cable modems. World-wide Internet use is currently estimated at 40 million users. With potential access to such numbers, many corporations are seeking to ensure that they have a presence on the Internet. Such a presence is established through a collection of text, graphics and small programs known as a "Web site", maintained on a computer known as a Web server, and viewed by users from all over the world who are connected to the Internet through the use of a Web browser, such as Netscape Navigator(R) or Microsoft Explorer(R). The Company seeks to assist companies in creating an Internet presence and to exploit other business opportunities which may arise in servicing the Internet community.

NPIL provides organizations with the ability to utilize the Company's expertise to create a Web site. This expertise includes assembling an appropriate team of independent design consultants and, if necessary, programmers; designing the site from both technical and aesthetic perspectives, implementing the design, and then providing Web server hosting services away from a customer's own internal network to ensure
security.   NPIL specializes in providing custom facilities to enable
a customer's presence on the Internet to be constantly evolving and interesting without adding to the customer's existing workload. For example, the site for the Association of the Bar of the City of New York is remotely updated by association staff. A small software program ("applet") created by NPIL staff in Java - a common computer programming language for the Internet - allows customers to utilize information in the format in which it was created under existing word processor programs such as Microsoft Word to automatically update their Web site from their own offices. No translations or transitions are required - the customer's staff member simply uses the common "cut and paste" technique utilized within many programs to move the required document into the NPIL applet. A typical site brings in initial revenues of approximately $20,000 - $30,000 on completion with continuing revenues for maintenance and changes throughout the year which are expected to amount to $1,000- $3,000 per annum. The Company has created 7 Web sites for customers of this service to date.

Examples of Web sites created by New Paradigm include:

o Novartis - site for its "Program" product:  www.programpet.com
o Association of the Bar of the City of New York: www.abcny.org
o Nuway Corporation: Corporate Website, for moistmates product:
  www.nuwaycorp.com
o Smolin Lupin, accountants: corporate Website:
  www.cpasmolinlupin.com
o Novartis - site for its "Sentinel" product:  www.petprotect.com
o New Paradigm: corporate Website: www.newparadigm.com
o Proballfan: NFL football site for atrticles written by fans:
  www.proballfan.com
o National Multiple Sclerosis Society www.nmss.org

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

The Company's revenues and profitability may vary significantly both in the case of consecutive quarters and in the case of a quarter compared to the corresponding quarter of the preceding year. Such variations may result from, among other factors, timing of new product and service introductions by the Company and its competitors, changes in levels of the Company's operating expenditures, the size and timing of customer orders, revenue received from the royalty from VIE, if any, as well as consulting, increased competition, reduced prices, the effect of currency exchange rate fluctuations, delays in the development of new services or products, the costs associated with the introduction of new products and services and the general state of national and global economies. As a result of such factors, the Company's revenues and profitability for any particular quarter are not necessarily indicative of any future results. Fluctuations in quarterly results may also result in volatility in the price of the Company's securities.

The Company will need additional financing prior to May 1998 and thereafter if demand for the Company's services is sufficiently great to require expansion at a faster rate than anticipated or if the extent of service and customer support that the Company is required to provide are greater than expected or other opportunities such as acquisitions arise which require significant investment, or if revenues are significantly lower than expected. Additionally, the Company may require significant additional financing to complete any acquisition. If financing is required, such financing may be raised through additional equity offerings, including offerings of preferred stock, joint ventures or other collaborative relationships, borrowings and other sources. There can be no assurance that additional financing will be available or, if it is available, that it will be available on acceptable terms. If adequate funds are not available to satisfy either short or long-term capital requirements, the Company may be required to limit its operations significantly and may be unable to carry out its plan of operation.

The Company intends to seek to raise additional capital by the issuance of its equity securities. However, there can be no assurances that any such financing will be available or, if it is available, that it will be available on acceptable terms. If additional funds are raised through the issuance of equity securities, the percentage ownership of the then current shareholders of the Company will be reduced and such equity securities may have rights, preferences or privileges senior to those of the holders of the Common Stock. Unless the market price of the Company's Common Stock increases significantly over its market price on February 12, 1998 additional issuances of equity security could cause significant dilution to purchasers of Common Stock in the Company's Initial Public Offering.

Comparison of fiscal quarters

1. Changes in Financial Condition

On October 15,1997, pursuant to Section 4(d) of the Restated Certificate of Incorporation of the Company, the Company agreed to create a Series D Convertible Preferred Stock, $0.01 par value (the "Series D Preferred"). The Company further agreed to issue to several of the employees of and a consultant to NPIL an aggregate of 50 shares of Series D Redeemable Preferred stock, with the following principal terms:

o The Series D Preferred has no right to vote on any matter requiring the vote of the holders of the Common Stock. Holders of Series D Preferred shall have the right to vote on any further issue of Series D Preferred recommended by the Board of Directors of the Company.
o The Series D Preferred is not entitled to any dividends or other distributions on the Common Stock.
o Upon dissolution of the Company the holder of each share of Series D Preferred is entitled to the same proportion of the outstanding shares of Common Stock of NPIL as such shares of Series D Preferred of the holder shall represent of the then total outstanding shares of Series D Preferred.
o At any time following December 31, 1998 the holders of the Series D Preferred may convert all of the Series D Preferred into shares of the Company's Common Stock using the following formula N=((V-$200,000)/(Dx2))/P where N is the number of shares of the Company's Common Stock acquired by the holder, V is the value of NPIL on the conversion date, D is the number of shares of Series D Preferred issued and outstanding on the conversion date and P is the value of the Common Stock of the Company, all as calculated pursuant to the terms of the Amended Certificate of Incorporation. 500,000 shares of Common Stock of the Company have been reserved for such a conversion.
o Should no conversion by the holders of the Series D Preferred occur by December 31, 2000, the Company may redeem all of the shares of the Series D Preferred for $1.00 per share.
o Upon termination of a holder's employment with the Company, the Series D Preferred shall be converted pursuant to the above-stated formula, except that in the event that the holder voluntarily terminates employment or is terminated for cause, the Series D Preferred shall be redeemable by the Company for $1.00 per share.

On October 15,1997 Mr. Mark Blundell was granted 450,000 options under the Executive Stock Option Plan at an exercise price of $0.16 per share (the market price on the date of issue), exercisable as follows:
150,000 immediately; 150,000 if the average closing stock price of the Common Stock exceeds 50 cents for 20 consecutive business days, and 150,000 if the average closing stock price of the Common Stock exceeds $1.00 for 20 consecutive business days.

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

Following the sale of COPERNICUS to VIE Systems Inc., which represented a transfer of substantially all the assets of the Company, Mr. Blundell, the Company's President and Chief Executive Officer, gave formal written notice of his intention to exercise the termination rights under his employment contract. These termination rights provided for the payment to Mr. Blundell of an amount not less than $414,000. As the Company was not in a position to make such a payment without seriously depleting the Company's limited cash reserves, the compensation committee negotiated with Mr. Blundell to produce the following settlement, which was entered into on November 13, 1997.

o Mr. Blundell waived his entitlement to any payment for termination benefits arising out of the VIE transaction and entered into new three year employment contracts with the Company and its Delaware subsidiary, New Paradigm Acquisition I Co., Inc ("NPAC") which provide the same aggregate base salary and a reduced termination benefit of 24 months compensation in the event that his termination right is triggered again. Mr. Blundell has waived $50,000 of base salary for fiscal 1998 and until the Company reports a consolidated pre-tax profit of not less than $75,000.
o In view of the fact the Company is contemplating a number of acquisitions of companies with revenues in excess of $2.5 million, the new contract provides that Mr. Blundell will not be entitled to receive a bonus of $50,000 in the event that the Company's gross revenues reach $2.5 million as provided in his previous contract.
o In addition the change of control clause, which gives Mr. Blundell certain termination rights has been amended to apply only in the event that 40% of the Company were to be acquired rather than 25%, as provided under his previous contract.
o In order to retain Mr. Blundell's services in seeking acquisitions NPAC entered into an employment agreement (as mentioned above) and a loan agreement providing for a loan to Mr. Blundell of $114,000 at
an interest rate of 6%.   The loan will be repaid by applying to its
outstanding balance, 60% of (i) any future termination payment to Mr. Blundell; (ii) any bonus or incentive payments; and (iii) any sales of Common Stock of New Paradigm directly or beneficially owned by Mr. Blundell, including any Stock acquired through the exercise of options.

The Company has an outstanding balance of $461,999 with its former corporate counsel. The Company has questioned the amount of this balance with such counsel. While no settlement has been reached, the Company believes this liability will be settled for approximately $100,000. While there can be no assurance of any settlement, the Company has elected to reflect this amount in the its financial statements.

2. Results of Operations

The Company's revenue from continuing operations increased 99% from $28,382 for the quarter ended December 31, 1996 to $56,350 for the quarter ended December 31, 1997 due to the timing of customer requirements for the Company's services. The Company's revenue from continuing operations increased 128% from $45,894 for the nine months ending December 31, 1996 to $104,747 for the nine months ending December 31, 1997 due to the increase in customers and activity of NPIL.

The Company's operating expenses fell 32% from $368,106 to $249,727 for the quarter ended December 31, 1997 compared to the quarter ended December 31, 1996 and 37% from $1,243,182 for the nine months ending December 31, 1996 to $772,000 for the nine months ending December 31, 1997. The decrease was primarily due to a decrease in the number of administrative staff needed to support the operations of the business following the sale of the discontinued operations.

The components of the operating expenses are as follows:

General and administrative costs decreased 19% from $262,857 for the quarter ending December 31, 1996 to $212,578 for the quarter ending December 31, 1997 and 32% from $811,762 for the nine months ending December 31, 1996 to $546,092 for the nine months ending December 31, 1997. This was primarily due to a decrease in support staff and a corresponding decrease in related supplies and services used.

Professional fees decreased 93% from $31,669 for the quarter ending December 31, 1996 to $2,216 for the quarter ending December 31, 1997. The lower professional fees for the quarter ended December 31, 1997 were due to a credit realized by the Company upon settlement with the attorneys it used for immigration matters and less expensive rates paid to the Company's new corporate counsel. The Company's professional fees decreased 50% from $140,570 for the nine months ending December 31, 1996 to $69,962 for the nine months ending December 31, 1997. The reduced professional fees for the nine months ended December 31, 1997 were due to the lower level of activity following the sale of the discontinued operations

Marketing costs decreased 86% from $10,237 for the quarter ended December 31, 1996 to $1,404 for the quarter ended December 31, 1997 and 94% from $119,839 for the nine months ending December 31, 1996 to $7,241 for the nine months ending December 31, 1997. The decreases were due to the Company's decision to terminate its relationship with its public relations firm and the reduced marketing activity following the sale of the discontinued operations.

Occupancy costs fell 64% from $40,173 for the quarter ending December 31, 1996 to $14,494 for the quarter ending December 31, 1997. This is due to the Company moving its New York offices on August 15, 1997 to a smaller facility. The occupancy costs decreased 8% from $110,706 to $101,010 for the nine months ending December 31, 1997 over the same period in 1996. This was due to an increase in the Company's rent for its New York offices for the first five months in the fiscal year.

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



Part II. Other Information

Item 4. Submission of Matters to a Vote of Security Holders

(a) The Annual Meeting of Shareholders was held on December 31, 1997.

 (c) The following items were voted upon at the Annual Meeting of Shareholders and the votes cast were as follows:

1) Each of the following, representing all of the nominees of the management of the Company, was elected a director of the Company by the following vote:



                          FOR            WITHHOLD AUTHORITY

Daniel Gordon           1,436,399               92,576
Mark Blundell           1,436,399               92,576
Mort Chalek             1,436,399               92,576
Michael Taylor          1,436,399               92,576


All of the nominated directors were therefore elected by the Shareholders.

2) Proposal to adopt a, amendment to the By-Laws of the Company to eliminate the applicability of New York Business Corporation Law
Section 912 an anti-takeover provision restricting the Company's ability to engage in a business combination with an interested shareholder of the Company, received the following vote:

                        FOR             AGAINST         ABSTAIN

                      194,400            77,496         17,403

The adoption of Item 2 required the affirmative vote of the holders (excluding interested shareholders and their affiliates and associates) of a majority of the outstanding voting stock of the Company excluding the voting stock of interested shareholders and their affiliates and associates. Accordingly, Item 2 had to be approved by the affirmative vote of a majority of shares of Common Stock excluding shares held by Robert S. Trump, Midland Associates, Lancer Holdings, Mark Blundell and John Brann. The preceeding conditions were not met and Item 2 was not adopted by the Shareholders.

3. Ratification of the appointment of BDO Seidman, LLP as the independent certified public accountants for the fiscal year ending March 31, 1998 received the following vote:

                        FOR             AGAINST         ABSTAIN

                     1,481,129          31,846          16,000


The preceeding item was therefore adopted by the Shareholders.

Item 6. Exhibits and Reports on Form 8-K.

(a) The following exhibits are filed with this quarterly report on Form 10-QSB:

Exhibit 11.	Statement re: computation of per share earnings
(losses).

(b) The following reports have been filed on Form 8-K since November
14, 1997:

None.


              NEW PARADIGM SOFTWARE CORP. and subsidiaries

                       Consolidated Balance Sheets


                                       March 31             December 31
                                         1997                  1997
                                                            (unaudited)

Assets
  Current:
    Cash and cash equivalents        $   328,168           $  342,363
    Accounts receivable                   50,612               55,326
    Other receivables and prepayments     32,487               20,096
                                        ---------         -----------
      Total current assets               411,267              417,785

  Property and equipment, less
  accumulated depreciation and
  amortization                           168,920              129,059
  Investment in restricted common stock
  at market value (Note 2)                14,759                    -
  Assets held for sale                   691,491                    0
  Notes Receivable                             0              371,293
  Other assets, less accumulated
  amortization                            71,266                1,449
                                        ---------         -----------
Total Assets                       $   1,357,703           $  919,586

Liabilities and Shareholders' Equity
  Current:
    Accounts payable and accrued
    expenses(Note 3)               $     806,690           $  184,430
    Loan payable                         550,000                    0
    Deferred rent payable                 71,127                    0
                                        ---------         -----------
  Total current liabilities            1,427,817              184,430

Redeemable Series C Preferred Stock
authorized and outstanding - 800,000
at redemption value                      200,000                    0

Shareholders' equity:
  Common stock, $.01 par value - shares
  authorized 50,000,000;
  issued and outstanding 2,451,729
  and 2,451,729                           24,517               24,517
  Preferred Stock, $.01 par value - shares
  authorized 10,000,000;
    Series D shares authorized, 100;
    50 issued and outstanding (Note 4)         -                    3
  Additional paid-in capital           9,150,209            9,150,209
  Unrealized loss on investment in
  restricted common stock (Note 2)      (335,241)                   -
  Capital Deficit                     (9,109,599)          (8,439,573)
                                        ---------         -----------
Total shareholders' equity              (270,114)             735,156
                                        ---------         -----------
Total Liabilities and Shareholders'
Equity                             $   1,357,703          $   919,586


       See accompanying notes to consolidated financial statements


               NEW PARADIGM SOFTWARE CORP. and subsidiaries

                   Consolidated Statements of Operations



                       Three months      Three months   Nine months  Nine months
                          ended              ended         ended        ended
                         December          December       December     December
                         31, 1996          31, 1997       31, 1996     31, 1997
                        (unaudited)       (unaudited)    (unaudited)  (unaudited)

Revenues:
 Consulting and web design   28,382            56,350         45,894    104,747
                          ---------           -------        -------    -------
                             28,382            56,350         45,894    104,747
                          ---------           -------        -------    -------

Expenses:
 General and administrative 262,857           212,578        811,762    546,092
 Professional fees           31,669             2,216        140,570     69,962
 Marketing                   10,237             1,404        119,839      7,241
 Occupancy                   40,173            14,494        110,706    101,010
 Depreciation and
 amortization                23,170            19,035         60,305     47,695
                          ---------           -------        -------    -------
                            368,106           249,727      1,243,182    772,000
                          ---------           -------        -------    -------
   Loss from operations    (339,724)         (193,377)    (1,197,287)  (667,253)

Other income (expense):
  Interest income               789            11,235         25,482     23,108
                          ---------           -------        -------    -------
                                789            11,235         25,482     23,108

Net loss from continuing
operations                 (338,935)         (182,142)    (1,171,804)  (644,145)
Net loss from discontinued
operations                 (208,547)          (28,158)    (1,064,781)   (90,712)
Net loss from sale of
Camelot Stock (Note 2)            -          (341,574)             -   (341,574)
Gain from sale of
EDI division                      -                 -              -    200,998
Gain from sale of COPERNICUS      -                 -              -      1,183,456
Gain from reduction of
liability (Note 3)                -           361,999              -    361,999
                          ---------           -------        -------    -------
Net income (loss)          (547,482)         (184,433)    (2,236,585)   670,023
                          =========           =======        =======    =======
Net loss per share from
continuing operations     $    (.14)        $    (.07)     $    (.48)   $  (.26)
Net loss per share from
discontinued operations        (.09)             (.01)          (.43)      (.04)
Net loss per share from
sale of Camelot Stock             -              (.15)             -       (.15)
Income per share from sale
of EDI division                   -                 -              -        .08
Income per share from sale of
COPERNICUS                        -                 -              -        .48
Income per share from reduction
of liability                      -               .15              -        .15
                          ---------           -------        -------    -------
Net income (loss) per share    (.22)             (.08)          (.91)       .27
                          =========           =======        =======    =======
Weighted average common
shares outstanding        2,451,729         2,451,729      2,451,729  2,451,729


         See accompanying notes to consolidated financial statements

                 NEW PARADIGM SOFTWARE CORP. and subsidiaries


                                     Nine months           Nine months
                                         ended                 ended
                                       December             December
                                       31, 1996             31, 1997
                                     (unaudited)           (unaudited)

Cash flows from operating activities:

  Net income (loss)             $   (2,236,586)          $ 670,023
  Adjustments to reconcile net
  income (loss) to net cash
  used in operating activities:
    Depreciation and amortization      172,306              86,514
    Gain on sale of assets                   -          (1,384,455)
    Issuance of Common Stock for
    services                                50                   5
    Changes in assets and liabilities:
      Decrease (Increase) in:
        Accounts receivable            (72,524)             (4,714)
        Other receivables and
        prepayments                    (11,398)             12,391
        Other assets                         -              69,817
      Increase (decrease) in:
        Accounts payable and accrued
        expenses                       451,731            (622,260)
        Deferred revenue                51,125                   -
        Deferred rent                        -             (71,127)
                                    ----------          -----------
      Total adjustments                591,290          (1,913,829)
                                    ----------          -----------

Net cash used in operating
activities                          (1,645,296)         (1,243,806)
                                    ----------          -----------

Cash flows from investing activities:
  Purchases of property and equipment  (51,304)            (12,280)
  COPERNICUS development costs        (238,413)                  -
  Loss from Camelot Stock                    -             341,574
  Patents, trademarks and organization
  costs                                (54,799)                  -
                                    ----------          -----------
Net cash used in investing
activities:                           (344,516)            329,294

Cash flows from financing activities:
  Notes Receivable                           -            (371,293)
  Redemption of Series C Preferred
  Stock                                      -            (200,000)
  Proceeds from disposal of assets           -           2,050,000
  Repayment of debt                          -            (550,000)
                                    ----------          -----------
Net cash from financing activities           -             928,707
                                    ----------          -----------
Net increase (decrease) in cash and
cash equivalents                    (1,989,812)             14,195
                                    ----------          -----------
Cash and cash equivalents,
beginning of period                  2,017,472             328,168
                                    ----------          -----------
Cash and cash equivalents, end of
period                           $      27,660        $    342,363
                                    ----------          -----------


     See accompanying notes to consolidated financial statements


Note 1 -

The accompanying financial statements should be read in conjunction with the Company's financial statements for the fiscal year ended March 31, 1997 and the quarters ended June 30, 1997 and September 30, 1997 together with the accompanying notes included in the Company's 10-KSB for the fiscal year ended March 31, 1997 and the Company's 10-QSBs for the quarters ended June 30, 1997 and September 30, 1997. In the opinion of management, the interim statements reflect all adjustments which are necessary for a fair statement of the results of the interim periods presented. The interim results are not necessarily indicative of the results for the full year.

Note 2 -

As of April 1, 1997 the Company owned 67,470 shares of Camelot Corporation's ("Camelot") restricted common stock acquired in connection with its sale of the Netphone(R) software package, which were originally valued at $350,000. On April 1, 1997, the market value of the Camelot Stock had decreased to $14,759 resulting in an unrealized loss of $335,241 which was reflected in shareholders' equity. In November 1997 these shares were sold in a Rule 144 transaction for $8,426. This transaction realized a loss of $341,574.

Note 3 -

The Company has an outstanding balance of $461,999 with its former corporate counsel. The Company has questioned the amount of this balance with such counsel and believes this liability will be settled for an amount of approximately $100,000. While there can be no assurance of any settlement, the Company has decided to reflect this amount in the Company's financial statements..

Note 4 -

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


Note 5 -

On October 15,1997 Mr. Mark Blundell was granted 450,000 options under the Executive Stock Option Plan at an exercise price of $0.16 per share (the market price on the date of issue), exercisable as follows:
150,000 immediately; 150,000 if the average closing stock price of the Common Stock exceeds 50 cents for 20 consecutive business days, and 150,000 if the average closing stock price of the Common Stock exceeds $1.00 for 20 consecutive business days.

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

Following the sale of Copernicus to VIE Systems Inc., which represented a transfer of substantially all the assets of the Company, Mr. Blundell, the Company's President and Chief Executive Officer, gave formal written notice of his intention to exercise the termination rights under his employment contract. These termination rights provided for the payment to Mr. Blundell of an amount not less than $414,000. As the Company is not in a position to make such a payment without seriously depleting the Company's limited cash reserves, the compensation committee negotiated with Mr. Blundell to produce the following settlement, which was entered into on November 13, 1997.

o Mr. Blundell waived his entitlement to any payment for termination benefits arising out of the VIE transaction and entered into new three year employment contracts with the Company and its Delaware subsidiary, New Paradigm Acquisition I Co., Inc ("NPAC") which provide the same aggregate base salary which provide a reduced termination benefit of 24 months compensation in the event that his termination right is triggered again. Mr. Blundell has waived $50,000 of base salary for fiscal 1998 and until the Company reports a consolidated pre-tax profit of not less than $75,000.
o In view of the fact the Company is contemplating a number of acquisitions of companies with revenues in excess of $2.5 million, the new contract provides that Mr. Blundell will not be entitled to receive a bonus of $50,000 in the event that the Company's gross revenues reach $2.5 million as provided in his previous contract.
o In addition the change of control clause, which gives Mr. Blundell certain termination rights has been amended to apply only in the event that 40% of the Company were to be acquired rather than 25%, as provided in his previous contract.
o In order to retain Mr. Blundell's services in seeking acquisitions, NPAC entered into an employment agreement (as mentioned above) and a loan agreement providing for a loan to Mr. Blundell of $114,000 at
an interest rate of 6%.   The loan will be repaid by applying to its
outstanding balance 60% of (i) any future termination payment to Mr. Blundell; (ii) any bonus or incentive payments; and (iii) any sales of Common Stock of New Paradigm directly or beneficially owned by Mr. Blundell, including any Stock acquired through the exercise of options.




SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

						NEW PARADIGM SOFTWARE CORP.
						(Registrant)



Date:   February 17, 1998   /s/ Mark Blundell________________________
						                      Mark Blundell
                         			President & Chief Financial Officer



Date:   February 17, 1998   /s/ Matthew Fludgate_____________________
                       					Matthew Fludgate
                      						Vice President and Secretary