Form 10KSB
period 1998-03-31
NEW PARADIGM SOFTWARE CORP
filed 1998-06-30
CIK 933733

SECURITIES AND EXCHANGE COMMISSION
                        Washington, D.C. 20549
                             FORM 10-KSB

(Mark One)

X Annual Report Pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934

For the Fiscal Year Ended March 31, 1998

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

Yes  ___X___ No  ______

Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained within this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this form 10-KSB _

State the issuer's revenues for its most recent fiscal year. $195,451

The aggregate market value of Common Stock held by non-affiliates of the Registrant based on the closing sale price on the Nasdaq Bulletin Board on June 15, 1998 was $1,335,060

APPLICABLE ONLY TO REGISTRANTS INVOLVED IN BANKRUPTCY
PROCEEDINGS DURING THE PRECEDING FIVE YEARS

Indicate by check mark whether the Registrant has filed all documents and reports required to be filed by Section 12, 13, or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a Court.

Yes___________No__________Not Applicable__X__

APPLICABLE ONLY TO CORPORATE REGISTRANTS
At June 28, 1997 there were an aggregate of 2,701,729 shares of Common Stock of the Registrant outstanding.

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




PART I
Item 1.  Description of Business

General

New Paradigm Software Corp. (the "Company") was organized in July 1993 and commenced operations in November 1993. The
Company completed its initial public offering in August 1995.

The Company is engaged in the Internet business through its wholly owned subsidiary New Paradigm Inter-Link, Inc.("NPIL"). NPIL began operations in December 1995, and provides Internet services to corporations and other organizations. Clients include Novartis, the National Multiple Sclerosis Society and the Association of the Bar of the City of New York. NPIL provides organizations with the ability to utilize the Company's expertise to devise strategies for the Internet, and, where appropriate, to create Web sites. This expertise includes: assembling an appropriate team of independent design consultants and, if necessary, programmers; designing the site from both technical and aesthetic perspectives; implementing the design; and providing Web server hosting services independently from a customer's own internal network to ensure security.

The Company intends to market its Internet capabilities through the strategic relationships which advertising agencies have with their clients both by acquiring and by forming business alliances with selected advertising agencies.

As of April 1, 1998, the Company acquired certain assets and assumed certain liabilities of Kapelus & Cipriano, Inc., ("K&C") a Westchester-based full-service advertising agency, through its wholly owned subsidiary New Paradigm Acquisition I Co. Inc. ("NPAC"). NPAC was then renamed
SKC Advertising, Inc. ("SKC"). The Company intends to further develop this business by launching new products and services connected with the Internet.

On March 8, 1998 NPIL entered into a "joint venture" with three New York advertising agencies: Biederman, Kelly & Shaffer Inc., Advertising; Emmerling Post Advertising Inc., and Warren Kremer/CMP Advertising Inc. A new corporation "Future Paradigm Inc." was formed to provide Website creation, Internet and e-commerce applications, Internet hosting, and Internet media buying services. The three agencies intend to direct their Internet-related business to Future Paradigm and have an equity interest therein. NPIL owns 51% of Future Paradigm. Future Paradigm is currently (as of June 1998) undertaking Internet assignments for clients of these agencies including Lands Endr, Cadillacr and New York University.

Until May 9, 1997, the Company was primarily engaged in the development, marketing, licensing and support of its COPERNICUS software product. As of May 9, 1997, as approved and confirmed by a shareholders meeting on July 23, 1997, the Company sold rights to COPERNICUS, New Paradigm Architecture and certain related assets to VIE Systems, Inc., a Delaware corporation ("VIE") (the "Purchase Agreement"), for $2,050,000 in cash and a 5% royalty on future COPERNICUS related license fees accruing after the first 12 months. Subject to VIE's approval, the Company will have the right to enter into Original Equipment Manufacturer agreements with VIE on commercially reasonable terms and to incorporate COPERNICUS into future products which the Company may develop or acquire.

Until April 1, 1997, the Company operated a service bureau business providing electronic data interchange ("EDI") services (the conveying of business documents electronically), through its wholly owned subsidiary, New Paradigm Commerce, Inc. ("NPC") (formerly New Paradigm Golden Link, Inc.). As of April 1, 1997, the Company sold its EDI business to Custom Information Systems Corp. of New York ("CIS") for $6,000 and a promissory note receivable monthly over three years with a face value of $355,000 and a present value of approximately $300,000.

On March 3, 1997 the Company's Common Stock and Redeemable
Warrants were delisted from the Nasdaq SmallCap market on the grounds that the Company failed to meet the $2 million in total assets requirement for continued listing. The
Common Stock is now trading on the Nasdaq Bulletin Board.
"Penny stock" rules now apply to the Company's stock.

On October 9, 1995 the Company acquired from Electric Magic
Company the Netphone product, which permits users of Macintosh computers to conduct worldwide long distance telephone conversations over the Internet. The Company subsequently sold these assets to the Camelot Corporation
("Camelot") for a package of stock and cash comparable to the acquisition price paid by the Company and an agreement to pay the Company a royalty for each unit sold by Camelot in the future. This allows the Company to benefit from any success Netphone may experience from the wider distribution of the product through Camelot's existing retail marketing channels. To date the Company has received no significant revenue from this royalty arrangement and there can be no assurance that any such significant revenues will arise.
Internet

Through its wholly owned subsidiary NPIL, the Company provides Internet services to corporations and other organizations. Customers include Novartis, National Multiple Sclerosis Society and the Association of the Bar of the City of New York. The Company intends to develop this business by working with advertising agencies with appropriate strategic relationships with relevant clients. In addition, the Company intends to launch new products and services connected with the Internet. There is no assurance that the Company will be able to develop or acquire such products and services or that if it does they will be acceptable to the market. The Internet is a relatively new and rapidly expanding market. Gartner Group (a leading industry analyst) estimates that by 2001, 60% of the US workforce will have a justifiable business need for Internet access. By the same date, they estimate that more than 8 million households will access the Internet using ISDN lines (digital telephone lines offered by principal telecommunications companies suitable for accessing the Internet) and a further 3 million homes will access the Internet using cable modems. Worldwide Internet use is currently estimated at 40 million users. With potential access to such numbers, many corporations are seeking to ensure that they have a presence on the Internet. Such a presence is established through a collection of text, graphics and small programs known as a "Web site" maintained on a computer known as a Web server and viewed by users from all over the world who are connected to the Internet through the use of a Web browser such as Netscape Navigator or Microsoft Explorer. The Company seeks to assist companies with creating that Internet presence and to exploit other business opportunities, which may arise in servicing the Internet community.


Internet - Website services

NPIL provides organizations with the ability to utilize the Company's expertise in creating a Web site. This expertise includes: assembling an appropriate team of independent design consultants and, if necessary, programmers; designing the site from both technical and aesthetic perspectives; implementing the design; and then providing Web server hosting services independently from a customer's own
internal network to ensure security.   NPIL specializes in
providing custom facilities to enable a customer's presence on the Internet to be constantly evolving and interesting without adding to their existing workload. For example, the site for the Association of the Bar of the City of New York is remotely updated by association staff. A small software program ("applet") created by NPIL staff in Java - a common computer programming language for the Internet - allows customers to utilize information in the format in which it was created under existing word processor programs such as Microsoft Word to automatically update their Web site from their own offices. No translations or transitions are required - the customer's staff member simply uses the common "cut and paste" technique utilized within many programs to move the required document into the NPIL applet. A typical site currently brings in initial revenues of approximately $20,000 - $30,000 on completion with continuing revenues for maintenance and changes throughout the year of approximately $1,000- $3,000. The Company believes that the growing complexity and sophistication of Web sites will lead to a significant increase in these per-site fees. The Company has created more than 20 Web sites for customers of this service to date. Revenues in fiscal 1998 were approximately $195,000, from 10 such sites. Examples of Web sites created by New Paradigm include:

Novartis - site for its "Program" product: www.programpet.com Association of the Bar of the City of New York: www.abcny.org Nuway Corporation: corporate Website: www.nuwaycorp.com
Smolin Lupin, accountants: corporate Website:
  www.cpasmolinlupin.com
Novartis - site for its "Sentinel" product: www.petprotect.com Josephthal & Co - corporate Website: www.josephthal.com
National Multiple Sclerosis Society - general website:
  www.nmss.org
Proballfan: NFL football site written by fans: www.proballfan.com


Website services - marketing and distribution

The Company is marketing its services through a combination direct contact with prospective clients and indirect sales. One staff member is engaged full time in direct sales activity, which accounts for approximately the entire current customer list of NPIL. Indirect sales, which are expected to account for a growing proportion of Internet related revenues in fiscal 1999, are secured primarily through advertising agencies working on integrated media campaigns who subcontract the Internet portion to Future Paradigm. In addition, the Company believes that certain clients of any advertising agencies that it may acquire are likely prospects for the Company's Internet related services.


Internet - Other products

The Company is also involved in research and development for other products and services that can be effectively launched and marketed through the Internet. The nature of the Internet is that the time from the formation of a concept to market can be very short. The Company is currently working on three such Internet products. These products are:

 (i) Internet Trademark and Supermark (internettm.com and supermark.com) for the registration of trade names and famous trade names on line. These sites have not yet been launched and there is no assurance that any such launch will be successful. The Company is reviewing the likely potential for such a business, and the costs of its launch before proceeding. These sites are owned 50% by NPIL and 50% by the three intellectual property attorneys who assisted in the concept and development and of the sites.

 (ii) BuyBanner: Allows the immediate conclusion of transactions from a banner without leaving the site on which the advertising banner is displayed. The software for this product is proprietary and owned by NPIL. However, the Company believes that other companies have developed similar products. The first online implementation of this product began in June
      1998 with banner advertisements for Lands' End. There has been insufficient time to assess the commercial viability of this product.
 (iii) The Full Page Banner: the Company has devised a method of allowing a text advertisement to be downloaded and displayed while the originally requested graphic page is being downloaded onto the Internet
       User's computer. The Company is researching the possibility of patenting this product. To date no commercial feasibility tests have been conducted.
       There can be no assurance that the Company will be able to complete the development work needed or that it will be able to finance the launch of these products, or that if they are launched, such products will achieve any degree of market penetration or commercial success.


Research and Development

From its inception until their sale, the Company focused its internal development efforts on COPERNICUS and the New Paradigm Architecture. In addition, the Company has employed independent consultants to perform certain development functions. Research and development expenses relating to COPERNICUS, which include salaries and other employee costs of the Company's product development personnel for the fiscal year ended March 31, 1997, was $276,746. There were no research and development expenses for the fiscal year ended March 31, 1998. The development costs of COPERNICUS had been accounted for in accordance with Statement of Accounting Standards ("FASB") No. 86, "Accounting for the Cost of Computer Software to be Sold, Leased or otherwise marketed".

Research and development are vital to the Company's efforts to remain competitive in the Internet business. The technology in that marketplace is evolving at a very rapid pace, and new techniques and technology must constantly be evaluated and, where appropriate, learned. The Company currently has two staff members involved in Research and Development, and is seeking to recruit one more. The Company is presently significantly dependent on the services of Mr. Ali Faraji in this area. There can be no assurance that he will remain employed by the Company. There can also be no assurance that additional engineers can be recruited or if any of the current Research and Development staff terminate their services with NPIL that they can be replaced at a cost acceptable to the Company.


Competition

The Internet marketplace, while rapidly expanding, is intensively competitive. There are thousands of companies competing for the Web-site creation and hosting business.
These range from college or even high-school students working at low cost from their home, to the largest providers of telecommunications services such as AT&T or MCI. The Company will seek to compete by offering high quality service at reasonable cost and by differentiating itself with innovative products and services. Many of the Company's competitors have much greater resources and name recognition than the Company. There can be no assurance that the Company will succeed in competing effectively in this marketplace, or that if it does succeed in winning business that it will be able to continue to do so.


Intellectual Property Rights

The intellectual property rights to COPERNICUS and New
Paradigm Architecture were sold.

The Company does not believe that any of the software that it has developed to date in the Internet field is patentable with the possible exception of The Full Page Banner. As of June 1998, the Company is researching the patentability of this product.

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


Employees

As of June 15, 1998, the Company and its subsidiaries employed 10 employees. None of the Company's employees is represented by a labor union or is subject to a collective bargaining agreement. The Company believes that its employee relations are satisfactory. The number of the employees increased to 10 when the Company purchased certain assets from K&C (see General) and employed 6 former staff of K&C. In addition the Company employs several consultants in Internet programming and multi-media graphic arts on part time or short-term contracts.


Item 2.  Description of Property

The Company's corporate headquarters is located on the 15th floor of 630 Third Avenue, New York, New York, 10017 (the
"Premises"). The Premises are leased until April 2001 at a cost of approximately $7,000 per month.


Item 3.  Legal Proceedings

The Company is not involved in any material legal proceedings.


Item 4.  Submission of Matters to a Vote of Security Holders

Not applicable



PART II

Item 5.  Market for the Registrant's Common Equity and

Related Stockholder Matters

(a)	Market Information.
The Registrant's Common Stock and Redeemable Warrants are quoted on the Nasdaq Bulletin Board.
The following table sets forth, for the periods indicated, the high and low closing prices for the Common Stock and Redeemable Warrants as reported by the NASDAQ SmallCap
Market through March 31, 1998 and afterwards as reported on the Nasdaq Bulletin Board:

                           Common Stock             Redeemable Warrants

1997 Fiscal Quarters     High      Low               High    Low
First Quarter           $6.00      $1.875           $1.375   $0.375
Second Quarter           3.00       1.125            0.875    0.25
Third Quarter            3.125      1.00             0.75     0.25
Fourth Quarter           1.813      0.50             0.25     0.063

1998 Fiscal Quarter
First Quarter            1.375      0.375            0.03     0.003
Second Quarter           0.875      0.25             0.003    0.003
Third Quarter            0.75       0.25             0.003    0.003
Fourth Quarter           0.25       0.053            0.003    0.003






The foregoing prices and quotations reflect inter-dealer prices without retail mark-up, markdown or commissions. The foregoing quotations may not represent actual transactions.

(b) Approximate Number of Holders of Equity.

The number of record holders of the Common Stock was approximately 81 and the number of record holders of Redeemable Warrants was 46 as of March 31, 1998.

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


Item 6. Management's Discussion and  Analysis of Financial

Condition and Results of Operations

The selected financial data of the Company presented below for, and as of the end of, the fiscal years ended March 31, 1997 and 1998 have been derived from the financial statements of the Company, which have been audited by BDO Seidman LLP, independent certified public accountants. The Company was incorporated in July 1993 and commenced operations in November 1993. The data set forth below should be read in conjunction with the Company's financial statements and related notes thereto included elsewhere herein. The Company sold its major business - COPERNICUS. As a result the statements of operations for the fiscal years ended March 31, 1998 and 1997 and the Balance Sheet as at March 31, 1998 have been prepared to reflect continuing operations. The Loss for discontinued operations is shown in Note 14 to the financial statements.

Statement of Operations Data and Balance Sheet Data

Statement of Operations Data

                                        Year Ended              Year Ended
                                       March 31,1998           March 31,1997
                                      --------------          --------------
Revenues                                 $195,461                 $64,976
Expenses                                1,140,518               1,627,163
                                       -----------            ------------
Loss from operations                     (945,057)             (1,562,187)

Other income (net)                         36,103                  25,099
Gain from reduction of liability          361,999                       -
Realized loss on sale of investment      (340,930)                      -
                                       -----------            ------------
Loss from continuing operations          (887,885)             (1,537,088)

Loss from discontinued operations         (90,712)             (1,438,319)
Gain on sale of assets from
discontinuedoperations                  1,396,737                       -
                                        ----------            ------------
Net income (loss)                        $418,140             $(2,975,407)


Basic and diluted per share data:

Net loss from continuing operations       $(0.36)                  $(0.63)
Net loss from discontinued operations      (0.04)                   (0.58)
Gain on sale of asset                       0.57                        -
                                        ---------               ----------
Net income (loss) per common share (1)     $0.17                   $(1.21)

Weighted average common shares
 outstanding (1)                       2,451,729                2,449,428



Balance Sheet Data

                                                               March 31,1998
                                                               -------------
Total assets                                                     $761,668
Total current assets                                              375,020
Total liabilities                                                 278,401
Long-term debt                                                          0
Current liabilities                                               278,351
Deficit                                                        (8,691,459)
Total Shareholders' Equity                                       $483,267

 (1) See Notes to Financial Statements for an explanation of the determination of the number of shares and share equivalents used in computing share amounts.


Overview

During the fiscal year ended March 31, 1998, the Company sold its major business - COPERNICUS. As a result the statements of operations for the fiscal years ended March 31, 1998 and 1997 and the Balance Sheet as of March 31, 1998 have been prepared to reflect continuing operations. The Loss for discontinued operations is shown in Note 14 to the financial statements. The discussion and analysis that follows therefore considers separately the continuing and discontinued operations.

In its continuing operations the Company had a net loss of $887,885 for the year ended March 31, 1998 and net losses of $1,537,088 for the year ended March 31, 1997. The Company's revenues from continuing operations for the fiscal years ended March 31, 1997 and 1998 were $64,976 and $195,461 respectively. The Company's subsidiary, NPIL had 3 customers for its Web site creation and maintenance services as at March 31, 1997 and 10 as at March 31, 1998.

In its discontinued operations the Company had net losses of $90,712 for the year ended March 31, 1998 and $1,438,319 for the year ended March 31, 1997. The Company's revenues from discontinued operations for the fiscal years ended March 31, 1998 and 1997 were $51,512 and $622,898, respectively.
These revenues were primarily due to the licensing of COPERNICUS in 1998. In 1997, $380,671 was derived from COPERNICUS licensing and royalties.

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


Results of Operations

Revenues. Revenues from continuing operations during the fiscal year ended March 31, 1998 increased from $64,976 to $195,461 as NPIL made its first sales during fiscal 1997.
These revenues primarily consisted of revenue from the initial fees for the creation of Web sites.

Expenses. The Company's expenses primarily comprise salaries and related employee costs, professional fees, marketing expenses, general and administrative expenses, occupancy expenses and depreciation and amortization.

Expenses relating to continuing operations during the fiscal year ended March 31, 1998 decreased by $486,645 (30%) over The fiscalm year ended March 31, 1997.
The Company had an outstanding liability of $461,999 payable to its former corporate counsel. The Company has disputed the amount of this balance with such counsel and estimates the liability will be settled for an amount of approximately $100,000, which is included in accounts payable and accrued expenses at March 31, 1998. Accordingly, the Company has recorded the a gain of $361,999 from the reduction of this liability in the statement of operations for the year ended
March 31, 1998.

For the continuing operations, employee costs decreased by 9% to $574,172 in the fiscal year ended March 31, 1998, compared to $630,616 in the fiscal year ended March 31, 1997. This was due to the general reduction in staff members while the Company reorganized for greater emphasis on its Internet business.

The Company did not recognize any research and development expenses for continuing operations in the fiscal years ended
March 31, 1997 and 1998.

Professional fees relating to continuing operations decreased by 56% to $106,796 in the fiscal year ended March
31, 1998 compared to $244,731 in the period ended March 31, 1997. The decrease is primarily due to the fact that there were greater legal costs in the preparation of SEC filings in fiscal 1997 than in 1998.

Marketing expenses relating to continuing operations decreased by 50% to $81,736 in the fiscal year ended March 31, 1998 compared to $164,238 in the fiscal year ended March 31, 1997. This is principally due to the narrowing focus of the operations of the Company providing Internet services.

General and administrative expense relating to continuing operations decreased by 33% to $227,930 in the fiscal year ended March 31, 1998, compared to $340,744 in the fiscal year ended March 31, 1997. This was primarily due to a decrease in the average number of staff employed by the Company in the year ended March 31, 1998, compared to the previous year.

Occupancy costs decreased by 58% to $81,971 in the fiscal year ended March 31, 1998, compared to $197,230 in the fiscal year ended March 31, 1997. This was due to the termination of the Company's prior lease (approximately
$23,000 per month) and the signing of a new lease of approximately $7,000 per month.

Depreciation and amortization expenses relating to continuing operations increased by 37% to $67,913 in the fiscal year ended March 31, 1998, compared to $49,604 in the fiscal year ended March 31, 1997. Depreciation and amortization increased because of an increase in fixed assets relating to continuing operations from March 31, 1997 to March 31, 1998.

In March 1998, the Company entered into a lease in respect of approximately 2,500 square feet of space at 630 Third Avenue, New York, New York, 10017 to be the Company's principal place of business. Payments under this lease that runs until February 28, 2001 are expected to total $245,000 of which $84,000 are due in fiscal 1999, $84,000 in fiscal 2000 and $77,000 in fiscal 2001. The Company has made no other material capital commitments.

The Company's net operating loss carry forwards and deferred tax asset account are approximately as follows:


Period or Year                            Net operating       Net Deferred
ended March 31,     Year of expiration  loss carryforward       tax asset
---------------------------------------------------------------------------
1994                    2009                  $157,000           $   -
1995                    2010                 1,954,000               -
1996                    2011                 3,542,000               -
1997                    2012                 2,958,000               -
                                             ---------           ---------
                                            $8,611,000           $   -


The tax benefit of these losses (approximately $3,900,000 at March 31, 1998) is subject to limitations due to the change in control for income tax purposes resulting from the Company's IPO in August 1995. The tax benefit of these losses has been fully reserved by a valuation allowance of the same amount due to the uncertainty of its realization.

Foreign Exchange. The Company currently has no exposure to foreign currency exchange rate fluctuations. In the future the Company may seek to minimize its exposure to foreign currency exchange rate fluctuations by requesting that its customers located outside of the United States enter into contracts denominated in United States dollars or by entering into transactions to attempt to hedge some of the risks of foreign currency exchange rate fluctuations.


Liquidity and Capital Resources

The Company has financed its operations to date primarily through public and private sales of its debt and equity securities. The Company has raised a total of approximately $10.6 million from these activities. On March 19, 1997 the Company borrowed $550,000 from Level 8 Systems, Inc. by means of a loan secured by COPERNICUS and related assets. Level 8 Systems, Inc. agreed to make this advance as part of negotiations in which it sought to acquire COPERNICUS and related assets from the Company. On June 27 1997, the Company received from VIE a loan of $50,000 secured on all the assets of the Company and an advance of $13,500 against royalties under the VIE License.

Of the $2,050,000 received at the closing of the sale of Copernicus, the Company utilized $200,000 to redeem the Series C Redeemable Preferred Stock, $650,000 to repay the
Secured Loan from Level 8 Systems, Inc. and approximately
$300,000 as immediate payments to be made towards accounts payable and in settlement of employee termination payments.
A further $63,500 was used to repay the June 27, 1997 advance from VIE. This left a balance of approximately
$836,500 available for working capital.

Accounts payable and accrued expenses decreased to $248,351 at March 31, 1998 from $806,690 at March 31, 1997. Such decrease in accounts payable and accrued expenses is primarily due to the inability of the Company to pay its creditors in a timely manner at March 31, 1997. As a result of the sale of COPERNICUS the Company was able to repay a majority of these creditors. In addition, the Company reduced the amount owed to its corporate consel by $361,999.
At March 31, 1998, the Company had working capital of approximately $97,000.

The Company will need additional financing prior to March 1999 and thereafter if demand for the Company's products is sufficiently great to require expansion at a faster rate than anticipated, or if research and development expenditures or the extent of service and customer support that the Company is required to provide are greater than expected or other opportunities arise which require significant investment, or if revenues are significantly lower than expected. Additionally, the Company may require significant additional financing to complete any acquisition. If financing is required, such financing may be raised through additional equity offerings, joint ventures or other collaborative relationships, borrowings and other sources. There can be no assurance that additional financing will be available or, if it is available, that it will be available on acceptable terms. If adequate funds are not available to satisfy either short or long-term capital requirements, the Company may be required to limit its operations significantly and may be unable to carry out its plan of operation. See Note 1 to the Company's financial statements and "Report of Independent Certified Public Accountants on Audited Financial Statements."

Plan of Operation

During the fiscal year ending March 31, 1999, the Company intends to continue to acquire advertising agencies with strategic relationships with appropriate clients that can be acquired for prices which the Company believes are acceptable. The Company further intends to develop its Internet business, both by bringing in new customers for its web-site services business and by launching new Internet related products (see "Internet - other products"). The Internet marketplace, while expanding rapidly is intensely competitive. Through March 31, 1998, the Company's NPIL subsidiary had revenues of $195,461.


Item 7.  Financial Statements and Supplementary Data
Financial statements are included herein on page and are filed as part of this report.

The Year 2000 issue refers to the potential harm from computer programs that identify date by the last two digits. As such, date, after January 1, 2000 could be misidentified, and such programs could fail. The Company has examined its computer based systems and believes that the Year 2000 problem is not present in such systems.
However, the Company is dependent upon computer systems operated by third parties, such as LEC's, AT&T, AOL and other vendors. If those systemswere to malfunction due to the year 2000 problem, the Company's services could fail, as well. Such failure could have a material adverse effect upon the Company's business, resultsof operation and financial condition. The Company is inquiring of such third parties to determine the effect, if any, of the Year 2000 problem on the systems upon which the Company is dependent, and to obtain appropriate assurances that no such problem exists.

Item 8.  Disagreements with Accountants on Accounting and
Financial Disclosure

Not applicable.



PART III

Item 9.  Directors, Executive Officers Promoters and Control
Persons;

Compliance with Section 16(a) of the Exchange Act
There are currently five members of the Company's Board of Directors. The Company's By-Laws authorizes the Board of Directors to fix the number of directors. The By-Laws also authorizes the Board of Directors to fill any vacancy on the Board of Directors.

The Company agreed that Mr. Robert S. Trump, an investor and the purchaser of the Company's Series C Redeemable Preferred Stock in a private placement in March, 1997 may nominate for election one person to serve on the Board of Directors. Mr. Trump has orally advised the Company that he does not currently intend to nominate anyone to serve on the Board of Directors.

The following table sets forth the names, ages and
positions with the
Company of the Company's directors, executive officers and
key employees:
Name			Age			Position

Mark Blundell		40		Chief Executive Officer,
                                        President, Chief Financial
                                        Officer, and Director

Milton Kapelus		61		President, SKC Advertising,
                                        Inc.

Rocco Cipriano          45              Executive Vice President,
                                        SKC Advertising, Inc.,
                                        and Director

Daniel A. Gordon        59              Chairman of the Board of
                                        Directors

Michael Taylor		56		Secretary and Director

Morton Chalek		74		Director

Matthew Fludgate	25		Secretary and Vice President
Administration                          (resigned May 9, 1998)


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

Milton Kapelus served as President of K&C in Harrison New
York from 1992 until 1998. Upon the Company's acquisition of certain assets of K&C as of April 1, 1998 he was appointed President of SKC. He has worked in the advertising industry since 1967. He holds a BA from Rhodes
University, South Africa.

Rocco Cipriano was appointed to the board on June 2, 1998. He has served as Executive Vice President - Creative, for Kaplan and Cipriano Advertising Inc. ("K&C") in Harrison, NY since 1992. Upon the Company's acquisition of certain assets of K&C as of April 1, 1998 he was appointed Executive Vice President, Creative of SKC. He holds a Professional Degree in Communications from Parsons School of Design, New York.

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

Michael Taylor has been a director of the Company since April 26, 1996 and was appointed Secretary in May 1998. Since December 3, 1996 he has been a Senior Vice President of Gilford Securities. Prior to that he was a Managing Director of Investment Banking at Laidlaw Equities from March 1996. He was Associate Director of Investment Banking for Josephthal Lyon & Ross from June 1989 to March 1996. From early 1980 until joining Josephthal, he was President of Mostel & Taylor Securities, Inc., a NASD-member investment banking and brokerage firm. He has been involved in the securities industry since 1966, when he joined Lehman Brothers as an analyst. He has been a director of NDE Environmental, Inc. since July 1992. He is also Chairman of the Board of Jennifer Muller/The Works, a contemporary dance company. He attended Amherst College and Columbia University.

Morton Chalek was elected to the board on December 31, 1997. He is the President of a consulting firm, Promotion Designs, Ltd. He was the chairman and Chief Executive Officer of Chalek & Dreyer Advertising Agency, from 1960 to 1980. From 1980 until 1985 he served as the Executive Vice President of Administration for HBM/Cremer, a company which merged with Chalek & Dreyer. Mr. Chalek was also Chairman of Ruder/Finn & Chalek and teaches a course in advertising agency administration at New York University.

Matthew Fludgate was Secretary and Vice President of Administration for the Company since May 9, 1997 until his resignation on May 9, 1998. Prior to this he was the Business Manager for the Company since November 1993. From June 1993 through October 1993 Mr. Fludgate was an Executive Assistant at Management Technologies, Inc. Mr. Fludgate received a B.S. in Business Economics from the State University of New York at Oneonta.


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

Based solely on the Company's review of copies of such reports and other representations, including that no other reports were required, the Company believes that all its officers, directors and greater than ten percent beneficial owners complied with all filing requirements applicable to them with respect to transactions during the fiscal year ended March 31, 1998, except as follows:

        Name                     Not Reported
        -------------------------------------
        Mark Blundell                 1
        Daniel Gordon                 1
        Michael Taylor                1
        Morton Chalek                 1


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

SUMMARY COMPENSATION TABLE

                                             Annual Compensation        Long Term Compensation
Name and Principal Position   Fiscal Year   Salary   Bonus  Other      Securities  Restricted   All Other
                                Ended                       Annual     underlying    Stock    Compensation
                              March 31,                   Compensation   options    Awards

Mark Blundell - Chief Exec-    1996       $150,000 $20,000  $57,000(1)     38,666        $0       $1,100(2)
utive Officer, Chief Finan-    1997       $150,000      $0  $57,000(1)    149,999        $0       $1,100(2)
cial Officer & President       1998       $150,000      $0  $57,000(1)    450,000        $0       $1,100(2)




No other Executive or employee received total annual salary and bonus in excess of $100,000.

 (1) Reflects a non-accountable expense allowance of $4,000 per month and a car allowance of $750 per month.
 (2) Reflects the insurance premium paid by the Company for term life insurance.


OPTION GRANTS IN FISCAL YEAR ENDED MARCH 31, 1998

The following table sets forth all grants of stock options made during the fiscal year ended March 31, 1998 pursuant to the Company's Stock Option Plan to the Named Officers:

                            Individual Grants

Name                    Number of      % of Total          Average      Expiration
                        Securities   Options Granted      Exercise or    Date
                        Underlying   to Employees in      Base Price
                        Options      Fiscal Year          Per Share
                        Granted      Ended March 31,
                                        1997 (a)

Mark Blundell           450,000         90%                 $0.16       November 2000
Matthew Fludgate         15,000         10%                 $0.16       November 2000
All Shareholders            N/A         N/A                 N/A         N/A
All Optionees (a)       500,000         N/A                 $0.16       November 2000


    (a) Based on the closing price of New Paradigm
        Software Corp. Common Stock on March 31, 1998 of
        $0.31 as reported on NASDAQ Bulletin Board.


Compensation for Directors

The directors of the Company currently receive a retainer of $1,000 per quarter and a fee of $1,000 for each meeting of the Board of Directors that they attend. They are also reimbursed by the Company for their direct costs for attending meetings. On December 8, 1993, Mr. Gordon and three former directors were each granted, as remuneration for service on the Board of Directors, an option ("Directors' Options") to acquire, at a price of $5.00 per unit, 10,000 units, each unit consisting of one share of Common Stock and one warrant to purchase one share of Common Stock at an exercise price of $6.00 per share ("1993 Warrant"). These options will expire on November 1, 1998.
On April 26, 1995 Messrs. Blundell, Gordon and three former directors were granted options under the Company's Stock Option Plan to purchase 5,333 shares of Common Stock each at an exercise price of $4.50 per share. These options became exercisable on April 26, 1996 and expire on April 26, 2005. On November 30, 1995 Mr. Gordon and two former directors were each granted options under the Company's Stock Option Plan to purchase 10,000 shares of Common Stock at an exercise price of $5.125 per share. Mr. Blundell was granted options under the Company's Stock Option Plan to purchase 20,000 shares of Common Stock at the same exercise price. These options become exercisable on November 30, 1996 and expire on November 30, 2000. On April 24, 1996, Mr. Taylor was granted options under the Company's Stock Option Plan to purchase 10,000 shares of Common Stock at an exercise price of $5.125 per share. These options become exercisable on April 24, 1997 and expire on April 24, 2001. On October 15, 1997, Messrs. Taylor and Gordon were each granted 50,000 options to purchase shares of Common Stock at an exercise price of $0.16 per share (the market price on the date of issue). As of January 1, 1998, Mr. Chalek was granted 50,000 options to purchase shares of Common Stock at an exercise price of $0.25 per share (the market price on the date of issue).


Employment Contracts

The Company and the Delaware subsidiary, New Paradigm
Acquisition I Co Inc. ("NPAC") has entered into a new employment contracts with Mr. Blundell.

Mr. Blundells previous employment contract contained the following principal features:

Term: Five years with a remaining term of approximately two years (1994-1999); Base Salary: $200,000 per annum (Mr. Blundell waived $50,000 per annum of this Base Salary (which is not being accrued) until such time as the Company would otherwise be able to report a pre-tax annual profit in excess of $75,000);

Allowances: Mr. Blundell received a non-accountable expense allowance of $4,000 per month and a car allowance of $750 per month.

Common Stock Award: Mr. Blundell received 26,667 shares of Common Stock. If the Company achieved at least $2.5 million in sales in any period of twelve consecutive months, Mr. Blundell would have been paid a bonus of $50,000. Mr. Blundell's employment contracts provided that if such bonus target was achieved and such bonus paid, he and the Company would negotiate a new bonus arrangement. Mr. Blundell was entitled to receive a death benefit of $1,000,000 payable to a beneficiary named by him. The Company obtained a life insurance policy to fund this benefit. Mr. Blundell's employment agreement would have renewed automatically from year to year unless Mr. Blundell or the Company gave notice of termination to the other on or before May 1 of any year beginning in 1999. In the event that the Company terminated the contract other than for cause, or in the event of a change of control or a sale of substantially all the assets of the Company, Mr Blundell was entitled to receive a payment equivalent to two year's benefits under the contract.

Following the sale of Copernicus to VIE Systems Inc., which represented a transfer of substantially all of the assets of the Company, Mr. Blundell, the Company's President and Chief Executive Officer, gave formal written notice of his intention to exercise the termination right under his employment contract. These termination rights provided for the payment to Mr. Blundell of an amount not less than $414,000. As the Company was not in a position to make such a payment without seriously depleting the Company's limited cash reserves, the compensation committee negotiated with Mr. Blundell to produce the following settlement, which was entered into on November 13, 1997:

Mr. Blundell waived his entitlement to any payment in respect of the VIE transaction and entered into new three year employment contracts with the Company at the same aggregate base salary and a reduced termination benefit of 24 months compensation in the event that his termination right is triggered again by subsequent events. Mr. Blundell has waived $50,000 of base salary for fiscal 1998 and until the Company reports a consolidated pre-tax profit of not less than $75,000.

In view of the fact the Company is contemplating a number of acquisitions of companies with revenues in excess of $2.5 million, the new contract provides that Mr. Blundell will not be entitled to receive the bonus of $50,000 in the event that the Company's gross revenues reach $2.5 million provided in his previous contract.

In addition the change of control clause, which gives Mr. Blundell certain termination rights was amended to apply only in the event that 40% of the Company were to be acquired rather than 25% as previously provided. In order to retain Mr. Blundell's services in seeking acquisitions NPAC entered into an employment agreement (as mentioned above) and a loan agreement providing for a loan to Mr.
Blundell of $114,000 at an interest rate of 6%.   The loan
will be repaid by applying 60% of (i) any future termination payment to Mr. Blundell; (ii) any bonus or incentive payments; and (iii) any sales of Common Stock of New Paradigm directly or beneficially owned by Mr. Blundell, including any Stock acquired through the exercise of options.


Item 11. Security Ownership of Certain Beneficial Owners and Management

The following table indicates the beneficial ownership of the Company's Common Stock as of May 1, 1998, by (1) each of the directors, (2) each of the executive officers of the Company, (3) all directors, and executive officers of the Company as a group and (4) each person or entity which beneficially owned in excess of five percent of the Common Stock, based upon information supplied by each of the directors, nominees, executive officers and five percent beneficial owners:

Common Stock

Name of Beneficial Owner(a)     Right to       Right to      Total Number   Percent of
                              Sole Voting    Shared Voting     of Shares    Common Stock
                              and Investment and Investment  Beneficially   Beneficially
                                 Power           Power          Owned          Owned

Mark Blundell                  670,665(b)       199,999(c)      870,664         27%
John Brann                     219,332(d)       199,999(c)      419,331         16%
Matthew Fludgate                75,508(e)             0          75,508          3%
Daniel Gordon                   45,333(f)             0          45,333          1%
Lancer Holdings                199,999(g)             0         199,999          8%
Midland Associates             619,999(h)             0         619,999         24%
Michael Taylor                  20,000(i)             0          20,000         (j)
Morton Chalek                   10,000(k)             0          10,000         (j)
Robert Trump                   350,000(l)       619,999(m)      969,999         34%
All Directors and
Executive
Officers of the
Company as a
group (a total of
5 persons)                      745,998(n)      199,999(m)      945,997         29%


(a)The shares of Common Stock beneficially owned by each person or by all directors and executive officers as a group, and the shares included in the total number of shares of Common Stock outstanding used to determine the percentage of shares of Common Stock beneficially owned by each person and such group, have been adjusted in accordance with Rule 13d-3 under the Securities
Exchange Act of 1934 to reflect the ownership of shares issuable upon exercise of outstanding options, warrants or other common stock equivalents which are exercisable within 60 days. As provided in such Rule, such shares issuable to any holder are deemed outstanding for the purpose of calculating such holder's beneficial ownership but not any other holder's beneficial ownership.

(b)Consists of (i) 26,667 shares of Common Stock, (ii)
5,333 shares of Common Stock issuable upon exercise of warrants issued in a 1994 private placement of the Company's securities (the "1994 Warrants"), (iii)
38,666 shares of Common Stock issuable upon exercise of options granted under the Company's Stock option Plan
("SOP") that are currently exercisable, (iv) up to 599,999 shares of Common Stock underlying stock options granted under the Executive Stock Option Plan.

(c)Represents the holdings of Lancer Holdings of which Mr. Blundell and Mr. Brann are each 33% owners and directors and officers. Consists of 166,666 shares of Common Stock and 33,333 shares of Common Stock issuable upon exercise of warrants held by Lancer (the "MBA
Warrants").

(d)Consists of (i) 26,667 shares of Common Stock, (ii)
4,000 shares of Common Stock issuable upon exercise of 1994 Warrants, (iii) 38,666 shares of Common Stock issuable upon exercise of options granted under the SOP that are currently exercisable and (iv) up to 149,999 shares of Common Stock underlying stock options granted under the Executive Stock Option Plan.

(e)Consists of (i) 534 shares of Common Stock, (ii) 1,307
shares of Common Stock issuable upon exercise of 1994
Warrants, (iii) 23,667 shares of Common Stock issuable upon the exercise of options granted under the SOP and
(iv) 50,000 shares of Common Stock underlying stock options granted under the Executive Stock Option Plan.

(f)Consists of (i) 10,000 shares of Common Stock and
10,000 shares of Common Stock underlying 1993 Warrants issuable upon exercise of Directors' Options granted in 1993 to non-employee directors of the Company and (ii)
25,333 shares of Common Stock issuable upon exercise of options granted under the SOP.

(g)Consists of 166,666 shares of Common Stock and 33,333 shares of Common Stock issuable upon exercise of the MBA warrants held by Lancer Holdings.

(h)Consists of 439,999 shares of Common Stock and 180,000 shares of Common Stock issuable upon exercise of warrants. These securities were previously owned by Management Technologies, Inc. ("MTI") and transferred to Midland Associates in satisfaction of a loan to MTI by Midland Associates.

(i)Consists of 20,000 shares of Common Stock issuable upon exercise of options granted under the SOP.

(j)Less than 1%.

(k)Consists of 10,000 shares of Common Stock issuable upon exercise of options granted under the SOP

(l)Consists of (i) 200,000 shares of Common Stock issuable upon exercise of 1994 Warrants (ii) 150,000 shares of Common Stock issuable upon exercise of warrants having an exercise price of $2.00 per share issued by the Company in connection with a loan by Mr.
Trump that was subsequently cancelled as partial consideration for issuance of the Series C Redeemable
Preferred Stock (the "Trump Warrants").

(m)Represents the holdings of Midland Associates.
Consists of the securities listed in note (h) above.

(n)Consists of all of the securities in notes (b)-(f) above.

(o)Consists of the securities in note (g) above.

(p)Consists of 10,000 shares of Common Stock issuable upon exercise of options granted under the SOP.

The following table indicates the beneficial ownership of the Company's Preferred Stock as of May 1, 1998, by (1) each of the directors, (2) each of the executive officers of the Company, (3) all directors, and executive officers of the Company as a group and (4) each person or entity which beneficially owned in excess of five percent of the Preferred Stock, based upon information supplied by each of the directors, nominees, executive officers and five percent beneficial owners:

Series D Redeemable Preferred Stock (a)

Name of Beneficial Owner(a)     Right to       Right to      Total Number   Percent of
                              Sole Voting    Shared Voting     of Shares    Common Stock
                              and Investment and Investment  Beneficially   Beneficially
                                 Power           Power          Owned          Owned

Mark Blundell                     0                0              0             0%
John Brann                        0                0              0             0%
Matthew Fludgate                  0                0              0             0%
Daniel Gordon                     0                0              0             0%
Lancer Holdings                   0                0              0             0%
Midland Associates                0                0              0             0%
Michael Taylor                    0                0              0             0%
Morton Chalek                     0                0              0             0%
Robert Trump                      0                0              0             0%
Ali Faraji                       25                0             25            50%
Gary Towning                     10                0             10            20%
Victor Gourgue                   10                0             10            20%
Pierre Dumaresq                   5                0              5            10%
All Directors and
Executive
Officers of the
Company as a group                 0                0              0             0%



(a)	The only preferred stock outstanding as at March 31,
1998 was the Series D Redeemable Preferred Stock. The Series D Preferred has no right to vote on any matter requiring the vote of the holders of the Common Stock. Holders of Series D Preferred shall have the right to vote on any further issue of Series D Preferred recommended by the Board of Directors of the Company. The Series D Preferred is not entitled to any dividends or other distributions on the Common Stock. Upon dissolution of the Company the holder of each share of Series D Preferred is entitled to the same proportion of the outstanding shares of Common Stock of NPIL as such shares of Series D Preferred of the holder shall represent of the then total outstanding shares of Series D Preferred. At any time following December 31, 1998 the holders of the Series D Preferred may convert all of the Series D Preferred into shares of the Company's Common Stock using the following formula N=((V-$200,000)/(Dx2))/P where N is the number of shares of the Company's Common Stock acquired by the holder, V is the value of NPIL on the conversion date, D is the number of shares of Series D Preferred issued and outstanding on the conversion date and P is the value of the Common Stock of the Company, all as calculated pursuant to the terms of the Amended Certificate of Incorporation. 500,000 shares of Common Stock of the Company have been reserved for such a conversion. Should no conversion by the holders of the Series D Preferred occur by December 31, 2000, the Company may redeem all of the shares of the Series D Preferred for $1.00 per share. Upon termination of a holder's employment with the Company, the Series D Preferred shall be converted pursuant to the above-stated formula, except that in the event that the holder voluntarily terminates employment or is terminated for cause, the Series D Preferred shall be redeemable by the Company for $1.00 per share.

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


Other Transactions

On September 1, 1995 the Company entered into a consulting contract with Corporate Growth Services, a corporation owned by Mr. Gordon, Chairman of the Board of Directors. Corporate Growth Services provides small development stage companies with management consulting. Under the terms of the contract Corporate Growth Services receives a consulting fee of
$2,000 per month over and above any fees Mr. Gordon receives for attending meetings of the Board of Directors. In the
fiscal year ended March 31, 1997 Corporate Growth Services received $24,000 in such fees and in the fiscal year ended
March 31, 1998, $24,000.
Loan from Mr. Robert Trump
In early January 1997, in order to continue operating, the
Company solicited a $150,000 loan from Mr. Robert Trump that was received on January 16, 1997.  The principal terms of
this loan were as follows:
Advance:	$150,000.
Term:		6 months (to expire July 14th, 1997).
Interest Rate:	To be paid in warrants, see below.
Warrants:	150,000 three-year warrants with an exercise price
                of $2.00 per share, in lieu of interest.

Other terms:	The 180,000 Midland Warrants, held by Midland
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

Each Series C Redeemable Preferred Share has four (4) votes on any matter to be put to a vote of the Company's shareholders.
The Series C Redeemable Preferred Stock can be redeemed at the Company's option at any time upon payment of $200,000.
The Series C Redeemable Preferred Stock can be redeemed at the holder's option following any investment in the Company or a sale of any of the Company's assets where the proceeds are $2,000,000 or more. The Series C Redeemable Preferred
Stock will have preference in the event of any liquidation of the Company to the extent of $200,000.
The Series C Redeemable Preferred Stock was redeemed by the
Company from the proceeds of the sale of COPERNICUS.



PART IV

Item 13.

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

3.3
Certificate of Amendment of Certificate of Incorporation establishing Series D Preferred Stock date January 22, 1998

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

4.12
Warrant issued to Omotsu Holdings Limited (incorporated by reference to Exhibit 4.12 to the September 1995 Form
10-QSB).

10.1.1
Blundell Employment Contract as amended (incorporated by reference to Exhibit 10.1.1 to the Registration
Statement).

10.1.2
Brann Employment Contract as amended (incorporated by reference to Exhibit 10.1.2 to the Registration
Statement).

10.1.3
Caltabiano Employment Contract as amended (incorporated by reference to Exhibit 10.1.3 to the Registration
Statement).

10.2
MBA Rights Purchase Agreement dated March 22, 1995
(incorporated by reference to Exhibit 10.2 to the Registration Statement).

10.2.3
Blundell Employment Contracts with NPSC and NPAC and
Loan Agreement dated November 13, 1997.

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

10.5.4
Agreement establishing Future Paradigm, Inc.
(incorporated by reference to exhibit 10.5.4 of Form 8K filed March 13, 1998).

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

 1) March 17, 1997 New Paradigm Software Corp. Reports
    Desisting from NASDAQ SmallCap Market

 2) March 19, 1997 New Paradigm Software Corp. Reports
    Financing - Preferred Stock Issue

 3) April 17, 1997 New Paradigm Software Corp. Reports
    Sale of EDI Business for $300,000

 4) May 9, 1997 Mr. John Brann Resigns as Director and
    Corporate Secretary of the Company

 5) May 23, 1997 New Paradigm Software Corp. Announces
    Sale of COPERNICUS

 6) July 18, 1997 New Paradigm Announces Adjournment of
    Stockholders' Meeting

 7) March 13, 1998 New Paradigm Announces formation of
    Future Paradigm Inc.

 8) April 28, 1998 New Paradigm Announces Acquisition of
    Certain Assets from Kapelus & Cipriano, Inc.

 9) June 5, 1998 New Paradigm Reports Appointment of
    Rocco Cipriano as Director

10) June 12, 1998 New Paradigm Reports the Audited
    Financial Statements of Kapelus & Cipriano, Inc.
    together with pro forma results.



SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

						NEW PARADIGM SOFTWARE CORP.
						(Registrant)




Date:   June 29, 1998                   _/s/ Mark Blundell________________
                                             Mark Blundell
                                             President & Chief Executive
                                             Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature                       Title                           Date

    /s/Mark Blundell
    Mark Blundell        Chief Executive Officer  and
                         President (principal executive
                         officer, principal financial
                         officer and principal
                         accounting officer) and Director       June 29, 1998

     /s/Daniel A. Gordon
     Daniel A. Gordon    Chairman of the Board of Directors     June 29, 1998

     /s/ Morton Chalek
     Morton Chalek       Director                               June 29, 1998

     /s/ Rocco Cipriano
     Rocco Cipriano      Director                               June 29, 1998

     /s/ Michael Taylor
     Michael Taylor      Secretary and Director                 June 29, 1998

                         AUDITED FINANCIAL STATEMENTS


                NEW PARADIGM SOFTWARE CORP. AND SUBSIDIARIES


                        CONSOLIDATED FINANCIAL STATEMENTS



                        YEARS ENDED MARCH 31, 1998 AND 1997



Report of independent certified public accountants              F-2

Consolidated financial statements:
        Balance sheet                                           F-3
        Statements of operations                                F-4
	Statements of shareholders' equity (capital deficit)	F-5
        Statements of cash flows                                F-6
        Notes to consolidated financial statements              F-7- F-32


                Report of Independent Certified Public Accountants

New Paradigm Software Corp.
	and Subsidiaries
New York, New York

We have audited the accompanying consolidated balance sheet of New Paradigm Software Corp. and Subsidiaries as of
March 31, 1998, and the related consolidated statements of operations, shareholders' equity (capital deficit), and cash flows for each of the two years in the period ended March 31, 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

Except as discussed in the following paragraph, we conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

At March 31, 1998, the Company had an outstanding liability of approximately $462,000 to its former corporate counsel.
As discussed in Note 3, the Company has disputed the amount with such counsel and estimates the liability will be settled for approximately $100,000. Accordingly, the Company recorded a gain from the liability reduction of approximately $362,000 in its statement of operations for the year ended March 31, 1998. We have not been able to confirm this liability with the former corporate counsel and have not been able to apply other procedures to satisfy ourselves as to the amount of the ultimate settlement.

In our opinion, except for the effects of such adjustments, if any, as might have been determined to be necessary relating to the settlement of the liability to the Companys former counsel the consolidated financial statements referred to above present fairly, in all material respects, the financial position of New Paradigm Software Corp. and Subsidiaries at March 31, 1998, and the results of their operations and their cash flows for each of the two years in the period ended March 31, 1998, in conformity with generally accepted accounting principles.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As disclosed in Note 1, the Company has incurred significant operating losses since its inception, has an accumulated deficit and as discussed in Note 13, the Company disposed of its COPERNICUS and EDI businesses. These conditions raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are described in Note 1. These consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.


BDO Seidman, LLP

New York, New York
June 26, 1998


                NEW PARADIGM SOFTWARE CORP. and SUBSIDIARIES


                        Consolidated Balance Sheet


                                                        March 31, 1998
                                                        --------------
Assets

Current:
      Cash and cash equivalents                            $202,030
      Restricted cash (Note 9)                                9,065
      Accounts receivable (Note 12)                          45,993
      Notes receivable, current portion (Note 13(b))        105,432
      Other receivables and prepayments                      12,500
                                                          ---------
           Total current assets                             375,020
Property and equipment, less accumulated depreciation
and amortization (Note 2)                                   127,506
Note receivable from Officer/Shareholder (Note 6(b))        117,135
Note receivable, long-term (Note 13 (b))                    142,007                                                     $761,668
                                                           --------
                                                           $761,668
                                                           ========
Liabilities and Shareholders' Equity
Current:
     Loan payable (Note 4)                                  $30,000
     Accounts payable and accrued expenses (Note 3)         248,351
                                                            -------
        Total current liabilities                           278,351
                                                            -------
Commitments and contingencies (Note 6)
Redeemable Series D preferred stock - authorized and
outstanding -  50 shares, at redemption value (Note 7 (a))       50
                                                            -------
Shareholders' Equity (Notes 7 and 9):
        Preferred stock, $.01 par value - shares
        authorized 10,000,000:
        Series A shares authorized-1,000,000; none issued
        and outstanding                                            -
        Series B shares authorized 2,000,000; none issued
        and outstanding                                            -
        Series C shares authorized 800,000; none issued
        and outstanding                                            -
        Common stock, $.01 par value - shares authorized
        50,000,000; issued and outstanding 2,451,729          24,517
        Additional paid-in capital                         9,150,209
        Deficit                                           (8,691,459)
                                                          ----------
           Total Shareholders' equity                        483,267
                                                          ----------
                                                            $761,668
                                                          ==========



        See accompanying notes to consolidated financial statements

                   NEW PARADIGM SOFTWARE CORP. and SUBSIDIARIES
                      Consolidated Statements of Operations

                                               Year ended        Year ended
                                              March 31, 1998   March 31, 1997
                                              --------------   --------------
Revenues:
    Consulting (Note 12)                         $195,461          $64,976
Expenses:
    Employee costs                                574,172          630,616
    General and administrative (Note 11(a))       227,930          340,744
    Professional fees                             106,796          244,731
    Marketing (Note 11(b))                         81,736          164,238
    Occupancy                                      81,971          197,230
    Depreciation and amortization                  67,913           49,604
                                                ---------       ----------
                                                1,140,518        1,627,163
                                                ---------       ----------
           Loss from operations                  (945,057)      (1,562,187)
                                                ---------       ----------
Other income (expense):
    Interest income                                38,203           25,099
    Interest expense                               (2,100)               -
    Gain from reduction of liability (Note 3)     361,999                -
    Realized loss on sale of investment in
    restricted common stock (Note 9)             (340,930)               -
                                                 --------           -------
                                                   57,172            25,099
                                                 --------           -------
Loss from continuing operations                  (887,885)       (1,537,088)
Loss from discontinued operations (Note 13)       (90,712)       (1,438,319)
Gain on sale of assets of discontinued
operations (Note 13)                            1,396,737                 -
                                                ---------        ----------
Net income (loss)                                $418,140       $(2,975,407)
                                                =========        ===========
Basic and diluted per share data
     Loss from continuing operations               $(0.36)           $(0.63)
     Loss share from discontinued operations        (0.04)            (0.58)
     Gain on sale of assets                          0.57                 -
                                                   ======            ======
     Net income (loss) per Common share             $0.17            ($1.21)
                                                   ======            ======
     Basic and diluted weighted average common
     shares Outstanding                         2,451,729          2,449,428
                                                =========          =========

        See accompanying notes to consolidated financial statements

                NEW PARADIGM SOFTWARE CORP. and SUBSIDIARIES

       Consolidated Statements of Shareholders' Equity (Capital Deficit)
               Years ended March 31, 1998 and 1997 (Note 7)

                        Preferred stock                      Additional     Unrealized                   Total
                        Series A, B, C         Common Stock Paid in Capital on investment   Deficit  Shareholders
                            and D                                           in restricted            equity (capital
                        Shares    Par Value   Shares Par Value                stock                     deficit)
--------------------------------------------------------------------------------------------------------------------
Balance, March 31, 1996        -         $-  2,446,729  $24,467 $9,150,209    $(164,457)  $(6,134,192)  $2,876,027
Issuance of Series C
redeemable preferred
stock in March 1997
(Note 7(a))              800,000      8,000          -        -    192,000            -             -      200,000
Reclassification of
Series C redeemable
preferred stock         (800,000)    (8,000)         -        -   (192,000)           -             -     (200,000)
Issuance of Common Stock
to terminated employee         -          -      5,000       50          -            -             -           50
Unrealized loss on
investment in restricted
stock (Note 9)                 -          -          -        -          -     (170,784)            -     (170,784)
Net (loss) for the year        -          -          -        -          -            -    (2,975,407)  (2,975,407)
-------------------------------------------------------------------------------------------------------------------
Balance, March 31, 1997        -          -  2,451,729   24,517  9,150,209     (335,241)   (9,109,599)    (270,114)
Issuance of Series D
Preferred Stock in
November 1997 (Note 7(a))     50          1          -        -         49            -             -           50
Reclassifaction of Series
D redeemable preferred
stock                        (50)        (1)         -        -        (49)           -             -          (50)
Sale of Restricted Stock       -          -          -        -          -      335,241             -      335,241
Net income for the year        -          -          -        -          -            -       418,140      418,140
------------------------------------------------------------------------------------------------------------------
Balance, March 31, 1998        -          -  2,451,729  $24,517 $9,150,209           $-   $(8,691,459)    $483,267
==================================================================================================================

        See accompanying notes to consolidated financial statements

                       NEW PARADIGM SOFTWARE CORP. and SUBSIDIARIES
                      Consolidated Statements of Cash Flows (Note 8)

                                                 Year ended       Year ended
                                               March 31, 1998   March 31, 1997
Cash flows from operating activities:
     Net Income (loss)                               $418,140      $(2,975,407)
     Adjustments to reconcile net loss to net
     cash used in operating activities:
        Depreciation and amortization                  86,055          230,880
        Gain on sale of assets                     (1,396,737)               -
        Gain from reduction of liability             (361,999)               -
        Loss on sale of investment in restricted
        common stock                                  340,930                -
        Deferred rent payable                         (71,127)          71,127
        Issuance of Common Stock to terminated
        employee                                            -               50
        Issuance of Series D redeemable preferred
        stock to employees pursuant to a
        restricted grant                                   50                -
        Noncash interest expense                        2,100                -
        Changes in assets and liabilities:
              (Increase) decrease in:
              Accounts receivable                       4,619          (22,116)
              Receivable from related party               -           50,000
              Other receivables and prepayments        19,946           76,073
              Other assets                             71,266          (61,281)
        Increase (decrease) in:
              Accounts payable and accrued expenses  (196,340)         589,748
              Deferred revenue                              -           27,500
    Total adjustments                              (1,501,237)         961,981
    Net cash used in operating activities          (1,083,097)      (2,013,426)
Cash flows from investing activities:
        Purchases of property and equipment           (24,654)         (57,747)
        COPERNICUS development costs                   (8,334)        (276,746)
        Sale of Copernicus and EDI businesses       2,056,000                -
        Fees paid in connection with sale of
        Copernicus and EDI businesses                (285,361)               -
        Loan to officer/shareholder                  (114,000)               -
        Principal receipts on note receivable          62,373                -
        Patents, trademarks and organization costs          -          (91,385)
    Net cash provided by (used in)
    investing activities:                           1,686,024         (425,878)
Cash flows from financing activities:
        Proceeds from sale of Redeemable Preferred
        Class C stock                                       -          200,000
        Acquisition of Series C redeemable preferred
        stock                                        (200,000)               -
        Proceeds from note payable                     30,000          550,000
        Repayment of debt                            (550,000)               -
Net cash provided by (used in) financing
activities                                           (720,000)         750,000
Net decrease in cash and cash equivalents            (117,073)      (1,689,304)
Cash and cash equivalents, beginning of period        328,168        2,017,472
Cash and cash equivalents, end of period             $211,095         $328,168

      See accompanying notes to consolidated financial statements


1. Organization and Summary of Accounting Policies


Organization and Business

New Paradigm Software Corp. (the "Company") a New York corporation, was founded in July
1993  and commenced operations on
November 1, 1993. The Company through its wholly owned subsidiary, New Paradigm
Inter-Link, Inc. ("NPIL"), is engaged in the research and development of commercial applications for the Internet.


Basis of Presentation

 The accompanying consolidated financial
statements have been prepared on the basis that the Company will continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has incurred significant operating losses since inception and has an accumulated deficit at March 31, 1998.
As discussed in Note 13, the Company
disposed of its COPERNICUS and EDI
businesses.  General and administrative
expenses, employee costs, professional fees and occupancy expenses from continuing operations will be incurred which, in the absence of significant income from new operations, will produce continuing net losses and an increase in accumulated deficit annually. Although there can be no assurance of its success, management intends to continue to develop its Internet business (through its subsidiary NPIL) and also intends to seek acquisitions of or other business combinations with other businesses in related fields. Subsequent to the year-end the Company acquired the advertising business of Kapelus and
Cipriano, Inc. (see Note 14) and is
currently negotiating with another
advertising agency for a possible merger or acquisition. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.


Principles of Consolidation

The consolidated financial statements
include the accounts of the Company and its wholly owned subsidiaries, NPIL and New
Paradigm Acquisition I Co., Inc. ("NPAC").
All material intercompany accounts and
transactions are eliminated.


Cash Equivalents

Cash equivalents are comprised of highly liquid debt instruments with original maturities of three months or less, principally money market accounts.


Property, Equipment and Depreciation

Property and equipment are stated at cost.
Depreciation is computed using accelerated methods, which approximate the straight line method, over the estimated useful lives of the assets, ranging from 5-7 years for financial and tax reporting purposes.


Revenue Recognition

Revenue from Internet products is
recognized upon delivery to the customer.
The Company's contracts with its customers provide for payment to be made on specified schedules which may differ from the timing of recognition of revenue. Customer advances are recorded as cash payments received in advance of delivery.

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


Fair Value of Financial Instruments

The carrying amounts of cash and cash
equivalents, accounts receivable, other
receivables, loans, accounts payable and redeemable preferred stock approximate fair value because of the short maturity of these items.


Stock-Based Compensation

In October 1995, the Financial Accounting
Standards Board ("FASB"), issued Statement of Financial Accounting Standards No. 123,
"Accounting for Stock-Based  Compensation"
("SFAS No. 123"). SFAS No. 123 requires
entities which have arrangements under
which employees receive shares of stock or other equity instruments of the employer or the employer incurs liabilities to employees in amounts based upon the price of its stock to either record the fair value of the arrangements or disclose the pro forma effects of the fair value of the arrangements. The Company adopted the disclosure method of SFAS No. 123. The adoption of this method did not affect the Company's financial position, operating results or cash flows.


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


Net Income Per Share

During 1997, the FASB issued SFAS No. 128
("SFAS No. 128"), "Earnings per Share",
which provides for the calculation of
"basic" and "diluted" earnings per share.
This statement is effective for financial statements issued for periods ending after December 15, 1997. Basic earnings per share includes no dilution and is computed by dividing income available to common shareholders by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflect, in periods in which they have a dilutive effect, the effect of common shares issuable upon the exercise of stock options. As required by this statement, all periods presented have been restated to comply with the provisions of SFAS No. 128.
The computation of basic and diluted net income per share is based on the weighted average number of common shares outstanding during the period. Common stock options and warrants outstanding during the period were anti-dilutive and have not been reflected in the diluted net income per share calculation.


Recent Accounting Standards

1n June 1997, the FASB issued Statement of
Financial Accounting Standards No. 130,
"Reporting Comprehensive Income," ("SFAS
No. 130") which establishes standards for reporting and display of comprehensive income, its components and accumulated balances. Comprehensive income is defined to include all changes in equity except those resulting from investments by owners and distributions to owners. Among other disclosures, SFAS No. 130 requires that all items that are required to be recognized under current accounting standards as components of comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements.

SFAS No. 130 is effective for financial
statements for periods beginning after
December 15, 1997 and requires comparative information for earlier years to be restated. Because of the recent issuance of this standard, management has been unable to fully evaluate the impact, if any, the standard may have on future financial statement disclosures. Results of operations and financial position, and disclosure will be unaffected by implementation of this standard.
In  June 1997, the FASB issued SFAS No.
131, "Disclosure about Segments of an
Enterprise and Related Information" ("SFAS
No. 131"), which supersedes SFAS No. 14,
"Financial Reporting for Segments of a
Business Enterprise".  SFAS No. 131
establishes standards for the way that
public companies report information about operating segments in annual financial statements and requires reporting of selected information about operating segments in interim financial statements issued to the public. It also establishes standards for customers. SFAS No. 131 defines operating segments as components of a company about which separate financial information is available that is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing performance.
SFAS No. 131 is effective for financial
statements for periods beginning after
December 15, 1997 and requires comparative information for earlier years to be restated. Because of the recent issuance of this standard, management has been unable to fully evaluate the impact, if any, the standard may have on future financial statement disclosures. Results of operations and financial position, however, will be unaffected by implementation of this standard.


2. Property and Equipment

Property and equipment consists of the
following:


        March 31, 1998
        Computer equipment                $ 239,332
        Software                             29,132
        Furniture and fixtures               81,043
        Telephone system                     37,262
                                            386,769
        Less: Accumulated depreciation
        and amortization                    259,263
                                           $127,506


3. Accounts payable/Gain from Reduction
   of Liability

The Company had an outstanding liability of $461,999 payable to its former corporate counsel. The Company has disputed the amount of this balance with such counsel and estimates the liability will be settled for an amount of approximately $100,000, which is included in accounts payable and accrued expenses at March 31, 1998. Accordingly, the Company has recorded the a gain of $361,999 from the reduction of this liability in the statement of operations for the year ended
March 31, 1998.


4. Loan Payable

The Company received a loan from a former officer, Mr. John Brann (see Note 6(b)), in the amount of $30,000 pursuant to his termination agreement. The loan will be repaid by 50% of any and all royalties due to the Company up to $40,000 pursuant to the terms of the Copernicus Sale Agreement
(see Note 13) or the Company may prepay the loan at any time plus interest at 8% per annum.


5. Income Taxes

The Company's net operating loss
carryforwards and deferred tax asset
account are approximately as follows:


Period or Year                            Net operating
ended March 31,     Year of expiration  loss carryforward
---------------------------------------------------------
    1994                    2009             $157,000
    1995                    2010            1,954,000
    1996                    2011            3,542,000
    1997                    2012            2,958,000
                                           $8,611,000


The tax benefit of these losses
(approximately $3,900,000 at March 31,
1998) is subject to limitations due to the change in control for income tax purposes resulting from the Company's Initial
PublicOffering ("IPO") in August 1995.
The tax benefit of these losses has been fully reserved by a valuation allowance of the same amount due to the uncertainty of its realization.


6. Commitments and Contingencies

(a)	Leases
The Company leases sales and office
space under an operating lease which
commenced on March 1, 1998 and expires
February 28, 2001.

The future minimum rental payments under this sublease agreement are approximately as follows:

Year ending March 31,
1999               $84,000
2000                84,000
2001                77,000
                  $245,000

Rent expense for the years ended
March 31, 1998 and 1997 amounted to
approximately $66,000, and $195,000
respectively.


(b)	Employment Agreements

(i)Following the sale of Copernicus to VIE
Systems Inc. (see Note 13), which
represented a transfer of substantially
all the assets of the Company, the
Company's President and Chief Executive
Officer gave formal written notice of
his intention to exercise the
termination rights under his employment
contract.  These termination rights
provided for payment to this officer of
an amount not less than $414,000.  As
the Company was not in a position to
make such a payment without seriously
depleting the Company's limited cash
reserves, the compensation committee
negotiated with the officer to produce
the following settlement, which was
entered into on November 13, 1997:

        The officer waived his entitlement to
        any payment for termination benefits
        arising out of the VIE transaction
        and entered into new three year
        employment contracts with the Company
        and its Delaware subsidiary, NPAC, at
        the same aggregate base salary which
        provide a reduced termination benefit
        of 24 months compensation in the
        event that his termination right is
        triggered again.  The officer has
        waived $50,000 of base salary for
        fiscal 1998 and until the Company
        reports a consolidated pre-tax profit
        of not less than $75,000.

        The Company is contemplating a number
        of acquisitions of companies with
        revenues in excess of $2.5 million,
        the new contract provides that the
        officer will not be entitled to
        receive the bonus of $50,000 in the
        event that the Company's gross
        revenues reach $2.5 million provided
        in his previous contract.

        In addition the change of control
        clause, which gives the officer
        certain termination rights would be
        amended to apply only in the event
        that 40% of the Company were to be
        acquired rather than 25% as at
        present.

        In order to retain this officer's
        services in seeking acquisitions NPAC
        entered into an employment agreement
        (as mentioned above) and a loan
        agreement providing for a loan to Mr.
        Blundell of $114,000 at an interest
        rate of 6%.   The loan will be repaid
        by applying to its outstanding
        balance 60% of (i) any future
        termination payment to the officer;
        (ii) any bonus or incentive payments;
        and (iii)  any sales of Common Stock
        of New Paradigm directly or
        beneficially owned by this officer,
        including any Stock acquired through
        the exercise of options.

(ii) On May 13, 1997 the Company entered into an agreement with John Brann, the former
Secretary/Treasurer and Vice President
of the Company, to terminate his
employment with the Company (the
"Termination Agreement") pursuant to an
employment agreement dated June 14,
1993, as amended.  Termination of Mr.
Brann's employment was a condition of
the sale of the Copernicus asset to VIE
Systems, Inc. ("VIE") (see Notes 4 and
13).  As consideration for the
termination under the termination
Agreement, the Company paid Mr. Brann a
total of $50,000.

(c)	License Agreement

In August 1993, the Company entered into a licensing agreement with Lancer
Holdings, Inc. ("Lancer") (formerly
known as Mark Blundell & Associates), of which Mark Blundell, the President and Chief Executive Officer and a director, and John Brann, a consultant and former director and executive officer of the Company are controlling shareholders. On
October 27, 1993, 133,333 shares of
common stock were issued to Lancer and
valued at Lancer's basis (nominal value) and recorded at the par value of the shares issued. Lancer was the owner of certain intellectual property rights including rights relating to certain computer software and documentation (the
"Lancer rights"). The agreement granted
the Company the exclusive worldwide
license to sublicense the COPERNICUS
software in return for royalty payments
to the licensor.

In March 1995, the Company acquired the
Lancer rights for 33,333 shares of
common stock and 33,333 noncallable,
transferable warrants to purchase shares of common stock, subject to adjustment under certain circumstances. The common stock was valued at Lancer's basis
(nominal value) and recorded at the par
value of the shares issued.  Such
warrants will expire five years after
their issue date. These warrants include a cashless exercise provision which allows Lancer to surrender warrants in payment for the exercise thereof.


(d) Joint Venture

In January 1998, through its wholly
owned subsidiary, NPIL, the Company
entered into a joint venture with three
New York advertising agencies to provide
Website creation, Internet and
electronic commerce applications,
Internet hosting and Internet media
buying services.  The joint venture
resulted in the formation of a new
corporation, Future Paradigm, Inc.
("FPI"). The three advertising agencies plan to direct their Internet related business to FPI and have an equity interest therein. The Company owns 51% of FPI.


7. Shareholders Equity

(a)	Preferred Stock

The Company's Certificate of
Incorporation authorizes issuance of
10,000,000 shares of preferred stock. In
September 1994, the Board of Directors
subdivided the preferred stock to create a Series A preferred stock with 1,000,000 shares authorized. On
October 24, 1994, 105,000 shares of
Series A convertible preferred stock
("A Preferred"), each convertible into
one share of common stock, were issued
in connection with the October 1994
private placement. On April 18, 1995,
the common shareholders and the A
Preferred shareholders approved a
1-for-3.75 reverse stock split of the
common stock and the A Preferred. As a
result of this reverse stock split, the
outstanding shares of A Preferred were
reduced to 28,000. Upon completion of
the IPO, these shares of A Preferred
were converted into shares of common
stock on a one-for-one basis and all of
the shares of A Preferred were retired
and restored to the status of authorized but unissued shares of Preferred Stock.

In February 1995, the Board of Directors subdivided the preferred stock to create a Series B preferred stock with 2,000,000 shares authorized. On
March 23, 1995, 1,212,500 shares of
Series B preferred stock ("B Preferred
"), par value $.01 per share, were
issued. On April 13, 1995, an additional
100,000 shares of Series B Preferred
were issued. The shares of B Preferred
were convertible into a number of shares of common stock equal to the number of shares of B Preferred to be converted multiplied by $1.00 divided by the price at which common stock is sold by the Company in an IPO. Upon completion of the IPO, these shares of B Preferred were converted into shares of common stock on a 1-for-3.75 basis and all of the shares of B Preferred were retired and restored to the status of authorized but unissued shares of preferred stock.

In March 1997 the Board of Directors
subdivided the preferred stock to create a Series C redeemable preferred stock
("C Preferred"), $0.01 par value, with
800,000 shares authorized with the
following principal terms:

        Each C Preferred share has four votes
        on any matter to be put to the vote
        of the Company's Shareholders.

        The C Preferred Stock can be redeemed
        at the Company's option at any time
        upon payment of $200,000.

        The C Preferred Stock can be redeemed
        at the holder's option following any
        investment in the Company or a sale
        of any of the Company's assets where
        the proceeds are $2,000,000 or more.

        The C Preferred Stock will have
        preference in the event of any
        liquidation to the extent of
        $200,000.

On January 15, 1997 a shareholder loaned the Company $150,000 in exchange for a six-month non interest bearing note. In consideration for the note and interest thereon the shareholder was to be paid
150,000 three-year warrants with an
exercise price of $2.00 per share and a
change in the Midland Warrants (see (b)
below).  The 180,000 Midland warrants,
held by Midland Associates, an affiliate of the shareholder were amended as follows: the expiration date was changed from August 11 1988 to January
16, 2002 and the exercise price reduced
from $3.75 to $2.00 per share.
On March 15 1997, this shareholder
advanced the Company an additional
$50,000 and surrendered the $150,000
note which he held.  The combined
$200,000 was used to subscribe for the
Series C Preferred Redeemable shares
described above.

On July 23, 1997, the Company redeemed
its 800,000 Series C Redeemable
Preferred Stock for $200,000 pursuant to the sale of the Copernicus asset (see
Note 13) in accordance with the terms
described above.

On October 15, 1997, pursuant to Section
4(d) of the Restated Certificate of
Incorporation of the Company, the
Company agreed to create a Series D
convertible preferred stock, $0.01 par
value (the "Series D Preferred").  The
Company further agreed to issue to
several of the employees of and a
consultant to NPIL an aggregate of 50
shares of Series D Preferred, with the
following principal terms:

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

        Upon termination of a holder's
        employment with the Company, the
        Series D Preferred shall be
        converted pursuant to the above-
        stated formula, except that in the
        event that the holder voluntarily
        terminates employment or is
        terminated for cause, the Series D
        Preferred shall be redeemable by the
        Company for $1.00 per share.


(b)	Warrants

At March 31, 1998, the Company had
outstanding warrants as follows:


                                  Number of       Exercise Price   Expiration Date
                                common shares       per share
                                   issuable
                               March 31, 1997
                              --------------------------------------------------
October 1994 private
placement                       310,668              $3.75       October 1999
March 1995 private placement    149,720              $7.58       August 11, 2000(i)
March 1995 private placement     14,400              $4.88       March 2000 (ii)
March 1995 software rights
acquisition                      33,333              $5.63       March 2000
April 1995 private placement     12,348              $7.58       August 11, 2000(i)
May 1995 settlement
agreement with MTI ("Midland
Warrants")                      180,000              $2.00       January 16, 2002(ii)
August 1995 initial public
offering Redeemable Warrants  1,234,000              $7.58       August 11, 2000
August 1995 representative
warrants                        123,480              $7.58       August 11, 2000
August 1995 Redeemable
Warrants issuable upon
exercise of representative's
warrants                        123,480              $7.58       August 11, 2000(iii)
September 1995 exercise of
underwriters' overallotment
option for Redeemable
Warrants                        185,220              $7.58       August 11, 2000
October 1995 Electric Magic
Options                          50,000              $6.00       October 9, 1998
October 1995 Omotsu Warrants     80,000              $7.80       August 11, 2000
January 1997 Shareholder
warrants                        150,000              $2.00       January 16, 2002


(i) Effective upon completion of the
Company's initial public offering
("IPO"), these warrants were exchanged
by the holders for Redeemable Warrants
exercisable for an equal number of
shares and the warrants will expire
upon the fifth anniversary of the IPO.

(ii) These warrants were exercisable at
$.75 per warrant for an additional
14,400 warrants with an exercise price
of $11.25 per share.  Prior to the IPO,
they were surrendered by the holder for
cancellation.

(iii) The representative's warrants
require payment of an exercise price of
$.12 per Redeemable Warrant issuable
upon exercise of the representative's
warrants.


(c)	Stock Option Plan

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

In October 1997, the Company granted
450,000 options to its Chief Executive
Officer, under the Executive Stock
Option Plan, at an exercise price of
$0.16 per share (the market price on
the date of grant), exercisable as
follows: 150,000 immediately; 150,000
if the average closing stock price of
the common stock exceeds 50 cents for
20 consecutive business days, 150,000
if the average closing stock price of
the common stock exceeds $1.00 for 20
consecutive business days. The Company
will record compensation expense upon
the exercise of the remaining 300,000
options in the amount at the difference
between the stock price at such time and the exercise price of $0.16

In October 1997, the Company granted to
its Secretary and Vice President 50,000
options under the Executive Stock
Option Plan at an exercise price of
$0.16 per share (the market price on
the date of grant).  Subsequent to the
year-end, this officer terminated his
employment with the Company.


(d)	Directors' Stock Options

One current and three former directors
have received options to purchase
10,000 units, each at an exercise price
of $5 per unit, each unit consisting of
one share of common stock and a warrant
to purchase one share of common stock
at an exercise price of $6 per share.
The options are outstanding and
exercisable at March 31, 1998.

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

In October 1997, two directors were
each granted 50,000 options to purchase
shares of common stock at an exercise
price of $.16 per share (the market
price on the date of grant).

As of January 1, 1998, one director was
granted 50,000 options to purchase
shares of common stock at an exercise
price of $.25 per share (the market
price on the date of grant)


Year ended
March 31,               1998          1997
Net Income
(loss):
      As reported     $418,140     $(2,975,407)
      Pro Forma        349,285      (3,214,225)
Basic and diluted
earnings per share:
      As reported        $0.17          $(1.21)
      Pro Forma           0.14           (1.31)

The following tables contain information on the employee, executive and director stock options for the two-year period ended
March 31, 1998:

                    Option    Exercise Price   Weighted Average
                    Shares    Range per Share   Exercise Price
Outstanding,
March 31, 1996     283,866    $4.50 to $6.00        $5.04
Granted            345,999     1.25 to  5.13         1.54
Exercised                -           -                  -
Canceled                 -           -                  -
Outstanding,
March 31, 1997     529,865     1.25 to  6.00         3.10
Granted            665,000     0.16 to  0,25         0.16
Exercised                -           -                  -
Canceled          (326,866)    1.25 to  4.50         3.47
Outstanding,
March 31, 1998     967,999    $0.16 to $6.00        $1.96


                    Option    Exercise Price   Weighted Average
                    Shares    Range per Share   Exercise Price

Exercisable at
year ended
March 31:
    1997           439,866    $1.25 to $6.00         $3.89
    1998           602,999     0.16 to  6.00          1.49

                                               Weighted Average
                                                  Fair Value

Options
granted in:
     1997                                            $0.55
     1998                                             0.09


The following table summarizes information about stock options outstanding at March 31, 1998:

                           Range of Exercise Prices

                          $.16-0.25  $1.25-1.63  $4.50-6.00
Outstanding options:
Number outstanding at
March 31, 1998              665,000     190,999     112,000
Weighted average
remaining contractual
life (years)                  4.33        3.67        1.79
Weighted average
exercise price               $0.16       $1.33       $5.35
Exercisable options:
Number outstanding at
March 31, 1998              300,000     190,999     112,000
Weighted average
exercise price               $0.16       $1.33       $5.35

SFAS No. 123 requires the Company to
provide pro forma information regarding
net loss and loss per share as if
compensation cost for the Company's
stock option plans had been determined
in accordance with the fair value based

method prescribed in SFAS No. 123
The Company estimates the fair value of
each stock option at the grant date by
using the Black-Scholes option-pricing
model with the following weighted
average assumptions used for grants
during the years ended March 31, 1998
and 1997, respectively; no dividends
paid for all years; expected volatility
of 46.5% in 1998 and 35% in 1997;
weighted average risk-free interest
rates of 5.94% and 6.23% respectively;
and expected lives of 4.2 to 4.1 years,
respectively.

Under the accounting provisions of
SFAS No. 123, the Company's net income
(loss) and earnings (loss) per share
would have been reduced to the pro
forma amounts indicated above.


(e) Stock Options Issued in Connection with the Acquisition of Netphoner

Pursuant to the terms of the
acquisition agreement for Netphoner,
with Electric Magic Co. on October 9,
1995 (see Note 9), the Company issued
to Electric Magic options to purchase
50,000 shares of common stock at an
exercise price of $6.00 per share,
expiring in October 1998. In addition,
the Company issued to a third party
(Omotsu Holdings Limited), in
consideration of its surrender of
rights to acquire Netphoner, warrants
to buy 80,000 shares of common stock at
an exercise price of $7.80 per share
expiring August 11, 2000. (See Note 9.)


8. Supplemental Disclosures of
   Cash Flow Information

                                Year ended March 31,
                                 1998         1997

Cash paid during the
period for:
    Interest                  $19,000           $-

    Income taxes                   $-           $-

Supplemental disclosures of noncash investing activities:
From the sale of its EDI business, in Fiscal 1998 the Company received a note in the amount of $309,812.


9. Loss on Sale of Investment in
   Restricted Common Stock

As of April 1, 1997, the Company owned
67,470 shares of Camelot Corporation's
("Camelot") restricted common stock
acquired in connection with its sale of the Netphoner software package, which were originally valued at $350,000. On April 1,
1997, the market value of the Camelot stock had decreased to $14,759 resulting in an unrealized loss of $335,241 which was reflected in shareholders' equity. In
November 1997, these shares were sold in a Rule 144 transaction for $8,426. This transaction resulted in a loss of $340,930.
The proceeds of this sale are restricted as to withdrawal and usage and aggregated
$9,065 at March 31, 1998.


10. Employee Benefit Plan

Effective February 15, 1996, the Company implemented a 401(k) profit sharing plan covering substantially all employees.
Contributions to the plan are at the
discretion of the Board of Directors. The
Board did not elect to make a contribution for the years ended March 31, 1998 or 1997.


11. Related Party Transactions

(a)	During the years ended March 31, 1998
and 1997, the Company incurred fees of
approximately $24,000 to a consulting
firm owned by the Company's Chairman of
the Board of Directors.

(b)	During the year ended March 31, 1997,
the Company incurred marketing fees of
approximately $82,000 to a firm where a
former Company director is employed.

(c)	During the year ended March 31, 1998,
the Company incurred consulting fees of
approximately $11,000 to a current
director for consulting work in the
advertising field.  In addition, this
director is entitled to a 5% finders'
fee for any acquisitions of advertising
agencies which he introduces to the Company.


12. Major Customers

Revenues from three major customers for the year ended March 31, 1998 accounted for approximately 66% of the Company's total revenues. Receivables due from these customers at March 31, 1998 were approximately $46,000.

Revenues from one major customer for the year ended March 31, 1997 accounted for approximately 37% of the Company's total revenues. There were no receivables due from this customer at March 31, 1997


13. Gain on Sale of Assets/Discontinued
    Operations

(a) Sale of COPERNICUS

On July 23, 1997, the Company sold the
rights to its Copernicus and certain
related assets to VIE Systems, Inc. a
Delaware Corporation ("VIE") for $2,050,000 in cash and a 5% royalty on future
Copernicus related license fees payable
commencing after the first twelve months.
Subject to VIE's approval, the Company will have the right to enter into OEM agreements with VIE on commercially reasonable terms to incorporate Copernicus within future products which the Company may develop or acquire. The Company has appointed VIE as its exclusive agent for the operation of all aspects of the Copernicus related business.

b) Sale of EDI business

Until April 1, 1997, through its wholly
owned subsidiary, New Paradigm Commerce
("NPC") (formerly New Paradigm Golden
Link), the Company operated a service
bureau business providing electronic data
interchange ("EDI") services (the conveying
of business documents electronically).  As
of April 1, 1997, the Company sold its EDI
business to Custom Information Systems
Corp. of New York ("CIS") for $6,000 and a
note receivable monthly over three years
with a face value of $355,000 and a present
value of approximately $300,000.  The
balance of this note at March 31, 1998 was
$247,439

c) Discontinued Operations

The dispositions of the businesses
disclosed in (a) and (b) above have been presented as discontinued operations and the balance sheet at March 31, 1998 and statements of operations for the two years then ended have been restated to conform to this presentation. The gain on disposal of such businesses which aggregated $1,396,737 was included in the statement of operations for the year ended March 31, 1998.
Financial results of the businesses
included as discontinued operations are as follows:

Operating Data for  COPERNICUS and EDI combined:

                                        Year ended March   Year ended March
                                            31, 1998           31, 1997

Software fees, royalties and licensing fees      $51,512           $380,671
Consulting, maintenance and other fees                 -            242,227
                                                  51,512            622,898
Expenses:
  Employee costs                                  35,217          1,047,606
  General and administrative                      81,223            265,087
  Professional fees                                    -            223,213
  Marketing                                            -            323,725
  Occupancy                                            -             20,310
  Depreciation and amortization                   25,784            181,276
                                                 142,224          2,061,217
Net Loss from discontinued operations           $(90,712)       $(1,438,319)


14. Subsequent Events

Subsequent to March 31, 1998, the Company through its wholly-owned subsidiary NPAC, entered into an agreement to purchase certain assets subject to certain liabilities related to the advertising business of Kapelus & Cipriano, Inc.
trading as Schoen, Kapelus & Cipriano,
("SKC") in a business combination accounted for as a purchase. The purchase price for this acquisition was 250,000 shares of the Company's common stock delivered at closing, plus a payout over each of the next three years in common stock of one-third of the net book value of assets less related liabilities acquired at closing.

In addition, subject to a buyout
agreement, the Company will be paying to the principals of SKC in each of the next three years an amount equal to 16.667% of the net revenue of SKC (as defined in the buyout agreement) commencing on the closing date and ending on the third anniversary of the closing date, less one sixth of the net liabilities (as defined in the closing agreement). Such buyout payment shall be made at 8.334% of the net revenue of SKC less one sixth of the net liabilities paid in cash and 8.333% of the net revenue of SKC paid in shares of the Company's common stock.