Form 10KSB/A
period 1998-03-31
NEW PARADIGM SOFTWARE CORP
filed 1998-08-14
CIK 933733

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

APPLICABLE ONLY TO CORPORATE REGISTRANTS
At June 28, 1997 there were an aggregate of 2,701,729 shares of Common Stock of the Registrant outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

None

Transitional Small Business Disclosure Format (check one)

Yes _______     No ___X___

                        TABLE OF CONTENTS

PART I
     ITEM                                          PAGE
       1.  Description of Business                   4
       2.  Description of Property                   8
       3.  Legal Proceedings                         8
       4.  Submission of Matters to a Vote of        8
           Security Holders

PART II
       5.  Market for Registrant's Common            8
           Equity and Related Stockholder
           Matters
       6.  Management's Discussion and               9
           Analysis of Financial Condition and
           Results of Operations
       7.  Financial Statements                      14
       8.  Changes in and Disagreements with         14
           Accountants On Accounting and
           Financial Disclosure

PART III
       9. Directors, Executive Officers,             15
          Promoters and Control Persons;
          Compliance with Section 16(a) of
          the Exchange Act
       10.Executive Compensation                     17
       11.Security Ownership of Certain              19
          Beneficial Owners and Management
       12.Certain Relationships and Related          22
          Transactions

PART IV
       13.Exhibits and Reports on Form 8-K           24




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

The Company's net operating loss carry forwards and deferred tax asset account are approximately as follows:


Period or Year                            Net operating
ended March 31,     Year of expiration  loss carryforward
-----------------------------------------------------------
1994                    2009                  $157,000
1995                    2010                 1,954,000
1996                    2011                 3,542,000
1997                    2012                 2,958,000
                                             ---------
                                            $8,611,000


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


OPTION GRANTS IN FISCAL YEAR ENDED MARCH 31, 1998

The following table sets forth all grants of stock options made during the fiscal year ended March 31, 1998 pursuant to the Company's Stock Option Plan to the Named Officers:

                            Individual Grants

Name                    Number of      % of Total          Average      Expiration
                        Securities   Options Granted      Exercise or    Date
                        Underlying   to Employees in      Base Price
                        Options      Fiscal Year          Per Share
                        Granted      Ended March 31,
                                        1998 (a)

Mark Blundell           450,000         90%                 $0.16       November 2000
Matthew Fludgate         50,000         10%                 $0.16       November 2000
All Shareholders            N/A         N/A                 N/A         N/A
All Optionees (a)       500,000         N/A                 $0.16       November 2000


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
                                 Power           Power          Owned          Owned

Mark Blundell                  670,665(b)       199,999(c)      870,664         27%
John Brann                     219,332(d)       199,999(c)      419,331         16%
Matthew Fludgate                75,508(e)             0          75,508          3%
Daniel Gordon                  105,333(f)             0         105,333          4%
Lancer Holdings                199,999(g)             0         199,999          8%
Midland Associates             619,999(h)             0         619,999         21%
Michael Taylor                  70,000(i)             0          70,000          3%
Morton Chalek                   50,000(j)             0          50,000          2%
Robert Trump                   350,000(k)       619,999(l)      969,999         32%
All Directors and
Executive
Officers of the
Company as a
group (a total of
5 persons)                   1,171,606(m)       199,999(n)    1,271,605         37%


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

(f)Consists of (i) 10,000 shares of Common Stock and
10,000 shares of Common Stock underlying 1993 Warrants issuable upon exercise of Directors' Options granted in 1993 to non-employee directors of the Company and (ii)
85,333 shares of Common Stock issuable upon exercise of options granted under the SOP.

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

(i)Consists of 70,000 shares of Common Stock issuable upon exercise of options granted under the SOP.

(j)Consists of 50,000 shares of Common Stock issuable upon exercise of options granted under the SOP

(k)Consists of (i) 200,000 shares of Common Stock issuable upon exercise of 1994 Warrants (ii) 150,000 shares of Common Stock issuable upon exercise of warrants having an exercise price of $2.00 per share issued by the Company in connection with a loan by Mr.
Trump that was subsequently cancelled as partial consideration for issuance of the Series C Redeemable
Preferred Stock (the "Trump Warrants").

(l)Represents the holdings of Midland Associates.
Consists of the securities listed in note (h) above.

(m)Consists of all of the securities in notes (b), (e),
(f), (i), and (j) above.

(n)Consists of the securities in note (c) above.


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

In our opinion, except for the effects of such adjustments, if any, as might have been determined to be necessary relating to the settlement of the liability to the Companys former counsel, the consolidated financial statements referred to in the first paragraph above, present fairly, in all material respects, the financial position of New Paradigm Software Corp. and Subsidiaries at March 31, 1998, and the results of their operations and their cash flows for each of the two years in the period ended March 31, 1998, in conformity with generally accepted accounting principles.

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
                                                          ----------
                                                            $761,668
                                                          ==========



        See accompanying notes to consolidated financial statements

                   NEW PARADIGM SOFTWARE CORP. and SUBSIDIARIES
                      Consolidated Statements of Operations

                                               Year ended        Year ended
                                              March 31, 1998   March 31, 1997
                                              --------------   --------------
Revenues:
    Consulting (Note 12)                         $195,461          $64,976
                                                 --------          -------
Expenses:
    Employee costs                                574,172          630,616
    General and administrative (Note 11(a))       227,930          340,744
    Professional fees                             106,796          244,731
    Marketing (Note 11(b))                         81,736          164,238
    Occupancy                                      81,971          197,230
    Depreciation and amortization                  67,913           49,604
                                                ---------       ----------
                                                1,140,518        1,627,163
                                                ---------       ----------
           Loss from operations                  (945,057)      (1,562,187)
                                                ---------       ----------
Other income (expense):
    Interest income                                38,203           25,099
    Interest expense                               (2,100)               -
    Gain from reduction of liability (Note 3)     361,999                -
    Realized loss on sale of investment in
    restricted common stock (Note 9)             (340,930)               -
                                                 --------           -------
                                                   57,172            25,099
                                                 --------           -------
Loss from continuing operations                  (887,885)       (1,537,088)
Loss from discontinued operations (Note 13)       (90,712)       (1,438,319)
Gain on sale of assets of discontinued
operations (Note 13)                            1,396,737                 -
                                                ---------        ----------
Net income (loss)                                $418,140       $(2,975,407)
                                                =========        ===========
Basic and diluted per share data
     Loss from continuing operations               $(0.36)           $(0.63)
     Loss share from discontinued operations        (0.04)            (0.58)
     Gain on sale of assets                          0.57                 -
                                                   ======            ======
     Net income (loss) per Common share             $0.17            ($1.21)
                                                   ======            ======
     Basic and diluted weighted average common
     shares Outstanding                         2,451,729          2,449,428
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
==================================================================================================================

        See accompanying notes to consolidated financial statements

                       NEW PARADIGM SOFTWARE CORP. and SUBSIDIARIES
                      Consolidated Statements of Cash Flows (Note 8)

                                                 Year ended       Year ended
                                               March 31, 1998   March 31, 1997
                                               --------------   --------------
Cash flows from operating activities:
     Net Income (loss)                               $418,140      $(2,975,407)
                                                     --------      ------------
     Adjustments to reconcile net loss to net
     cash used in operating activities:
        Depreciation and amortization                  86,055          230,880
        Gain on sale of assets                     (1,396,737)               -
        Gain from reduction of liability             (361,999)               -
        Loss on sale of investment in restricted
        common stock                                  340,930                -
        Deferred rent payable                         (71,127)          71,127
        Issuance of Common Stock to terminated
        employee                                            -               50
        Issuance of Series D redeemable preferred
        stock to employees pursuant to a
        restricted grant                                   50                -
        Noncash interest expense                        2,100                -
        Changes in assets and liabilities:
              (Increase) decrease in:
              Accounts receivable                       4,619          (22,116)
              Receivable from related party               -           50,000
              Other receivables and prepayments        19,946           76,073
              Other assets                             71,266          (61,281)
        Increase (decrease) in:
              Accounts payable and accrued expenses  (196,340)         589,748
              Deferred revenue                              -           27,500
                                                   -----------      -----------
    Total adjustments                              (1,501,237)         961,981
                                                   -----------      -----------
    Net cash used in operating activities          (1,083,097)      (2,013,426)
                                                   -----------      -----------
Cash flows from investing activities:
        Purchases of property and equipment           (24,654)         (57,747)
        COPERNICUS development costs                   (8,334)        (276,746)
        Sale of Copernicus and EDI businesses       2,056,000                -
        Fees paid in connection with sale of
        Copernicus and EDI businesses                (285,361)               -
        Loan to officer/shareholder                  (114,000)               -
        Principal receipts on note receivable          62,373                -
        Patents, trademarks and organization costs          -          (91,385)
                                                    ---------         ---------
    Net cash provided by (used in)
    investing activities:                           1,686,024         (425,878)
                                                    ---------         ---------
Cash flows from financing activities:
        Proceeds from sale of Redeemable Preferred
        Class C stock                                       -          200,000
        Acquisition of Series C redeemable preferred
        stock                                        (200,000)               -
        Proceeds from note payable                     30,000          550,000
        Repayment of debt                            (550,000)               -
                                                     ---------         -------
Net cash provided by (used in) financing
activities                                           (720,000)         750,000
                                                     ---------         -------
Net decrease in cash and cash equivalents            (117,073)      (1,689,304)
Cash and cash equivalents, beginning of period        328,168        2,017,472
                                                     --------        ---------
Cash and cash equivalents, end of period             $211,095         $328,168
                                                     --------        ---------

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


2. Property and Equipment

Property and equipment consists of the
following:


        March 31, 1998
        --------------
        Computer equipment                $ 239,332
        Software                             29,132
        Furniture and fixtures               81,043
        Telephone system                     37,262
                                            -------
                                            386,769
        Less: Accumulated depreciation
        and amortization                    259,263
                                           --------
                                           $127,506
                                           --------

3. Accounts payable/Gain from Reduction
   of Liability

The Company had an outstanding liability of $461,999 payable to its former corporate counsel. The Company has disputed the amount of this balance with such counsel and estimates the liability will be settled for an amount of approximately $100,000, which is included in accounts payable and accrued expenses at March 31, 1998. Accordingly, the Company has recorded a gain of $361,999 from the reduction of this liability in its statement of operations for the year ended
March 31, 1998.


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


5. Income Taxes

The Company's net operating loss carryforwards account are approximately as follows:


Period or Year                            Net operating
ended March 31,     Year of expiration  loss carryforward
---------------------------------------------------------
    1994                    2009             $157,000
    1995                    2010            1,954,000
    1996                    2011            3,542,000
    1997                    2012            2,958,000
---------------------------------------------------------
                                           $8,611,000
---------------------------------------------------------


The tax benefit of these losses
(approximately $3,900,000 at March 31,
1998) is subject to limitations due to the change in control for income tax purposes resulting from the Company's Initial
Public Offering ("IPO") in August 1995.
The tax benefit of these losses has been fully reserved by a valuation allowance of the same amount due to the uncertainty of its realization.


6. Commitments and Contingencies

(a)	Leases
The Company leases sales and office
space under an operating lease which
commenced on March 1, 1998 and expires
February 28, 2001.

The future minimum rental payments under this sublease agreement are approximately as follows:

Year ending March 31,
--------------------------
1999               $84,000
2000                84,000
2001                77,000
--------------------------
                  $245,000
--------------------------

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


7. Shareholders' Equity

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

As of January 1, 1998, one director was
granted 50,000 options to purchase
shares of common stock at an exercise
price of $.25 per share (the market
price on the date of grant).

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

Under the accounting provisions of
SFAS No. 123, the Company's net income
(loss) and earnings (loss) per share
would have been reduced to the pro
forma amounts indicated below.

Year ended
March 31,               1998          1997
-----------------------------------------------
Net Income
(loss):
      As reported     $418,140     $(2,975,407)
      Pro Forma        349,285      (3,214,225)
Basic and diluted
earnings per share:
      As reported        $0.17          $(1.21)
      Pro Forma           0.14           (1.31)

The following tables contain information on the employee, executive and director stock options for the two-year period ended
March 31, 1998:

                    Option    Exercise Price   Weighted Average
                    Shares    Range per Share   Exercise Price
---------------------------------------------------------------
Outstanding,
March 31, 1996     283,866    $4.50 to $6.00        $5.04
Granted            345,999     1.25 to  5.13         1.54
Exercised                -           -                  -
Canceled                 -           -                  -
---------------------------------------------------------------
Outstanding,
March 31, 1997     629,865     1.25 to  6.00         3.10
Granted            665,000     0.16 to  0,25         0.16
Exercised                -           -                  -
Canceled          (326,866)    1.25 to  4.50         3.47
---------------------------------------------------------------
Outstanding,
March 31, 1998     967,999    $0.16 to $6.00        $1.96
---------------------------------------------------------------

                    Option    Exercise Price   Weighted Average
                    Shares    Range per Share   Exercise Price
---------------------------------------------------------------
Exercisable at
year ended
March 31:
    1997           439,866    $1.25 to $6.00         $3.89
    1998           602,999     0.16 to  6.00          1.49

                                               Weighted Average
                                                  Fair Value

Options
granted in:
     1997                                            $0.55
     1998                                             0.09


The following table summarizes information about stock options outstanding at March 31, 1998:

                           Range of Exercise Prices

                          $.16-0.25  $1.25-1.63  $4.50-6.00
-----------------------------------------------------------
Outstanding options:
Number outstanding at
March 31, 1998              665,000     190,999     112,000
Weighted average
remaining contractual
life (years)                  4.33        3.67        1.79
Weighted average
exercise price               $0.16       $1.33       $5.35
Exercisable options:
Number outstanding at
March 31, 1998              300,000     190,999     112,000
Weighted average
exercise price               $0.16       $1.33       $5.35
-----------------------------------------------------------


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


8. Supplemental Disclosures of
   Cash Flow Information

                                Year ended March 31,
                                 1998         1997
----------------------------------------------------
Cash paid during the
period for:
    Interest                  $19,000           $-
----------------------------------------------------
    Income taxes                   $-           $-
----------------------------------------------------

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

Operating Data for  COPERNICUS and EDI combined:

                                        Year ended March   Year ended March
                                            31, 1998           31, 1997
---------------------------------------------------------------------------
Software fees, royalties and licensing fees      $51,512           $380,671
Consulting, maintenance and other fees                 -            242,227
                                                 -------           --------
                                                  51,512            622,898
                                                 -------           --------
Expenses:
  Employee costs                                  35,217          1,047,606
  General and administrative                      81,223            265,087
  Professional fees                                    -            223,213
  Marketing                                            -            323,725
  Occupancy                                            -             20,310
  Depreciation and amortization                   25,784            181,276
                                                 -------          ---------
                                                 142,224          2,061,217
                                                ---------       -----------
Net Loss from discontinued operations           $(90,712)       $(1,438,319
                                                ---------       -----------


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