Form 10QSB
period 1998-06-30
NEW PARADIGM SOFTWARE CORP
filed 1998-08-14
CIK 933733

SECURITIES AND EXCHANGE COMMISSION
                        WASHINGTON, D.C. 20549
                               FORM 10-QSB

   QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
                             ACT OF 1934


              For the quarterly period ended June 30, 1998

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
Yes _X_ No ___

State the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

________Class_______   _Outstanding as of August 14, 1998
Common Stock, par value $.01 per share               2,701,729

Transitional Small Business Format (Check one): Yes___ No __X




PART I
FINANCIAL INFORMATION

Item 1.	Financial Statements

Financial statements are included herein following Part II, Item 6. These statements are unaudited, but reflect all adjustments that, in the opinion of management, are necessary to provide a fair statement of the results for the periods covered. All such adjustments are of a normal recurring nature except where stated.

Item 2.	Management's Discussion and Analysis of Financial
Condition and

General

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

A typical site currently brings in initial revenues of approximately $20,000 - $30,000 on completion, with continuing revenues for maintenance and changes throughout the year of approximately $1,000- $3,000. The Company believes that the growing complexity and sophistication of Web sites will lead to a significant increase in these per-site fees.

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

On April 1, 1998, the Company acquired certain assets and assumed certain liabilities of Kapelus & Cipriano, Inc., ("K&C") a Westchester-based full-service advertising agency, through its wholly owned subsidiary New Paradigm
Acquisition I Co. Inc. ("NPAC").  NPAC was then renamed
SKC Advertising, Inc. ("SKC"). The Company intends to further develop this business by launching new products and services connected with the Internet.

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

The Company will need additional financing prior to March 1999 and thereafter if demand for the Company's products or services is sufficiently great to require expansion at a faster rate than anticipated, or if research and development expenditures or the extent of service and customer support that the Company is required to provide are greater than expected or other opportunities arise which require significant investment, or if revenues are significantly lower than expected. Additionally, the Company may require significant additional financing to complete any acquisition. If financing is required, such financing may be raised through additional equity offerings, including offerings of preferred stock, joint ventures or other collaborative relationships, borrowings and other sources. There can be no assurance that additional financing will be available or, if it is available, that it will be available on acceptable terms. If adequate funds are not available to satisfy either short or long-term capital requirements, the Company may be required to limit its operations significantly and may be unable to carry out its plan of operation.

The Company intends to seek to raise additional capital by the issuance of further equity securities. Preliminary negotiations are currently underway with investment bankers to this end. However, there can be no assurances that any such financing will be available or, if it is available, that it will be available on acceptable terms. If additional funds are raised through the issuance of equity securities, the percentage ownership of the then current shareholders of the Company will be reduced and such equity securities may have rights, preferences or privileges senior to those of the holders of the Common Stock. Unless the market price of the Company's Common Stock increases significantly over its market price on August 14, 1998 additional issuances of equity security could cause significant dilution to purchasers of Common Stock.

Comparison of fiscal quarters

1. Changes in Financial Condition

As of April 1, 1998, the Company acquired certain assets and assumed certain liabilities of Kapelus & Cipriano, Inc., ("K&C") a Westchester-based full-service advertising agency, through its wholly owned subsidiary SKC. 250,000 common shares were issued to the former owners of K&C.

The acquisition of assets generated goodwill of $160,403 which is being written-off over 15 years. The acquistion also included prepayments from customer ($120,000) of SKC which are included as a liability, as work is performed these prepayments will be included as revenue.

2. Results of Operations

The Company's revenue from its continuing operations increased 1,405% from $32,450 for the quarter ended June 30, 1997 to $488,324 for the quarter ended June 30, 1998 due to the increase in customers and activity of SKC.

The Company's operating expenses increased 78% from $215,975 to $383,924 for the quarter ended June 30, 1998 compared to the quarter ended
June 31, 1997. This was primarily due to the increase in the average number of employees that the Company employed through SKC.

The components of the operating expenses are as follows:

General and administrative costs increased 176% from $114,106 for the quarter ending June 30, 1997 to $314,947 for the quarter ending June 30, 1998. This was mainly due to the increase in staff from SKC.

Professional fees decreased 25% from $28,077 for the quarter ending June 30, 1997 to $20,950 for the quarter ending June 30, 1998. The lower professional fees for the quarter ended June 30, 1998 were due to reduced legal activity by the Company.

Marketing costs increase marginally from $2,447 for the quarter ended June 30, 1997 to $3,142 for the quarter ended June 30, 1998.

Occupancy costs decreased by 33% from $58,667 for the quarter ending June 30, 1997 to $39,016 for the quarter ending June 30, 1998. This was due to a major decrease in rent on the Company's New York offices which was partially offset additional premises for SKC.

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
(losses).

(b) The following reports have been filed on Form 8-K since June 29, 1998:

None

                NEW PARADIGM SOFTWARE CORP. and subsidiaries

                        Consolidated Balance Sheets


                                                        March 31, 1998      June 30, 1998
                                                        --------------      -------------
Assets                                                                        (unaudited)

Current:
      Cash and cash equivalents                            $202,030           $  67,014
      Restricted cash                                         9,065               9,065
      Accounts receivable                                    45,993             184,878
      Notes receivable, current portion                     105,432             105,432
      Other receivables and prepayments                      12,500             140,677
                                                          ---------           ---------
           Total current assets                             375,020             507,066
Property and equipment, less accumulated depreciation
and amortization                                            127,506             124,579
Goodwill                                                          -             157,729
Note receivable from Officer/Shareholder                    117,135             117,135
Note receivable, long-term                                  142,007             112,007
                                                           --------          ----------
                                                           $761,668          $1,018,516
                                                           ========          ==========
Liabilities and Shareholders' Equity
Current:
     Loan payable                                         $  30,000           $  56,217
     Accounts payable and accrued expenses (Note 3)         248,351             518,660
     Prepayments                                                  -             120,000
                                                            -------           ---------
        Total current liabilities                           278,351             694,877
                                                            -------           ---------
Commitments and contingencies (Note 6)
Redeemable Series D preferred stock - authorized and
outstanding -  50 shares, at redemption value (Note 7 (a))       50                  50
                                                            -------           ---------
Shareholders' Equity (Notes 7 and 9):
   Preferred stock, $.01 par value - shares
   authorized 10,000,000:
   Series A shares authorized-1,000,000; none issued
   and outstanding                                                -                  -
   Series B shares authorized 2,000,000; none issued
   and outstanding                                                -                  -
   Series C shares authorized 800,000; none issued
   and outstanding                                                -                  -
   Common stock, $.01 par value - shares authorized
   50,000,000; issued and outstanding 2,451,729
   and 2,701,729                                             24,517             27,017
   Additional paid-in capital                             9,150,209          9,197,711
   Deficit                                               (8,691,459)        (8,901,139)
                                                         ----------         -----------
           Total Shareholders' equity                       483,267            323,589
                                                         ----------         -----------
                                                           $761,668         $1,018,516
                                                         ==========         ===========



        See accompanying notes to consolidated financial statements


               NEW PARADIGM SOFTWARE CORP. and subsidiaries

                  Consolidated Statements of Operations

                           Three months         Three months
                              ended                ended
                          June 30, 1997        June 30, 1998
                           (unaudited)          (unaudited)

Revenues:
 Consulting design         $   32,450           $ 488,324
                                                  313,205
                              -------           ----------
                               32,450             175,119
Expenses:
 General and administrative   114,106             314,947
 Professional fees             28,077              20,950
 Marketing                      2,447               3,195
 Occupancy                     58,667              39,016
 Depreciation and amortization 12,678               3,142
                              -------           ----------
                              215,975             383,924
                              -------           ----------
 Loss from operations        (183,525)           (208,805)
 Other income (expense):
  Interest income                   -                 369
  Interest expense                  -              (1,244)
                              -------           ----------
                                    -              (  875)

Net loss from
 continuing operations   $   (183,525)         $ (209,680)
Net loss from
 discontinued operations $    (17,554)                  -
Gain from sale of
EDI division                  200,998
                             --------           ----------
Net loss                 $        (81)         $ (209,680)
Net loss per share from
continuing operations    $       (.07)         $     (.08)
Net loss per share from
discontinued operations          (.01)
Profit per share from
sale of EDI division              .08
                               ------           ----------
Net loss per share         $    (0.00)         $     (.08)
Weighted average common
 shares outstanding         2,451,729            2,701,729

           See accompanying notes to consolidated financial statements

                      NEW PARADIGM SOFTWARE CORP. and subsidiaries

                                         Three months              Three months
                                            ended                     ended
                                        June 30, 1997             June 30, 1998
                                         (unaudited)               (unaudited)

Cash flows from operating activities:
  Net loss                              $     (81)                   (209,680)
  Adjustments to reconcile net loss to
  net cash used in operating activities:
     Depreciation and amortization         42,317                       2,927
  Changes in assets and liabilities:
       Increase in:
         Accounts receivable               17,893                    (138,885)
         Gain on sale of assets          (200,999)                          -
         Other assets                      96,588                    (128,177)
       Increase (decrease) in:
         Accounts payable
         and accrued expenses            (100,970)                    270,309
         Prepayments                            -                     120,000
         Deferred rent                      5,049                           -
                                        ----------                   --------
           Total adjustments             (140,122)                    126,174
                                        ----------                   --------
   Net cash provided by (used in)
      operating activities               (140,203)                    (83,506)
                                        ----------                   ---------
Cash flows from investing activities:
  Issue of Shares for assets                    -                      50,002
  Sale of EDI Assets                      115,373                           -
  Goodwill                                      -                    (157,729)
                                        ----------                   ---------
    Net cash used in investing
      activities:                         115,373                    (107,727)
                                        ----------                   ---------
Cash flows from financing activities:
  Note Receivable from sale of EDI       (294,812)
  Decrease in Notes Receivable                  -                      30,000
  Increase in Note Payable                 63,500                      27,217
                                        ----------                    -------
    Net cash used in financing
      activities                         (231,312)                     56,217
                                        ----------                    -------
Net increase (decrease) in cash
  and cash equivalents                   (254,142)                   (135,016)
                                        ----------                   ---------
Cash and cash equivalents,
 beginning of period                      328,168                     211,079
                                        ---------                    --------
Cash and cash equivalents,
 end of period                         $   72,026                  $   76,079
                                       ==========                  ==========

           See accompanying notes to consolidated financial statements


Note 1 -

The accompanying financial statements should be read in conjunction with the Company's financial statements for the fiscal year ended
March 31, 1998, together with the accompanying notes included in the Company's 10-KSB for the fiscal year ended March 31, 1997. In the opinion of management, the interim statements reflect all adjustments which are necessary for a fair statement of the results of the interim periods presented. The interim results are not necessarily indicative of the results for the full year.


SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                  NEW PARADIGM SOFTWARE CORP.
                                  (Registrant)



Date:   August 14, 1998            /s/ Mark Blundell________________________
                                   Mark Blundell
                                   President & Chief Financial Officer