Form 10QSB
period 1998-09-30
NEW PARADIGM SOFTWARE CORP
filed 1998-11-13
CIK 933733

SECURITIES AND EXCHANGE COMMISSION
                         WASHINGTON, D.C. 20549
                              FORM 10-QSB

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934


           For the quarterly period ended September 30, 1998

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

________Class_______   _Outstanding as of November 5, 1998
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

Item 2.	Management's Discussion and Analysis of Financial Condition and
		Results of Operation
Change of Name

In keeping with its new business objectives described below management intends to propose that the Company change its name to New Paradigm Strategic Communications at the next stockholders meeting.

Acquisition of Advertising Agencies

The Company's primary objective is to utilize (1) its experience and expertise on advising clients on internet strategy and constructing internet applications, including websites, and (2) its status as a public company to acquire small to medium sized advertising agencies. Management believes that such agencies have a need to offer internet strategy and services to their clients as a part of an integrated communications strategy.

By combining a number of agencies in the New York area, the Company believes economies can be made by centralize certain administration and support functions. Together with the ability to offer additional services (such as internet services) to agency clients management believes, that the profitability of these agencies can be improved.

In addition, the Company hopes that agencies which are part of a larger agency group offering a wider range of expertise and a greater depth of talent will be able to secure bigger accounts, which are expected to be more profitable.

Although the company has acquired one such agency and is conducting preliminary discussions with several others, there can be no assurance that any suitable agencies can be found willing to be acquired on terms acceptable to the Company.

Internet Business - NPIL

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

In the past six months the initial revenues contracted for a typical site have risen from $20,000 - $30,000 on completion, to $60,000- $80,000 with continuing revenues for maintenance and changes throughout the year increasing from approximately $1,000 - $3,000 to $8,000 - 12,000.

Examples of Web sites created by New Paradigm include:

 . Novartis - site for its "Program" product: www.programpet.com
 . Association of the Bar of the City of New York: www.abcny.org
 . Nuway Corporation: corporate Website: www.nuwaycorp.com
 . Smolin Lupin, accountants: corporate Website: www.cpasmolinlupin.com . Novartis - site for its "Sentinel" product: www.petprotect.com
 . Josephthal & Co - corporate Website: www.josephthal.com
 . National Multiple Sclerosis Society - general website:  www.nmss.org

Internet Business - Future Paradigm

The Company intends to market its Internet capabilities through the strategic relationships which advertising agencies have with their clients both by acquiring and by forming business alliances with selected advertising agencies. To this end the company established Future Paradigm Inc. and entered into agreements with three Advertising Agencies to sell each of them 15% of Future Paradigm. Each of the agencies then agreed to bring the internet business of their clients to Future Paradigm where possible. Over the period until September 30, 1998, all of the business brought to Future Paradigm was originated by one of the three agencies, Biederman, Kelly, & Schaffer, Inc. (BKS) Consequently, the other two agencies agreed to withdraw from Future Paradigm. Through Future Paradigm the Company has undertaken or is undertaking internet-related projects for the following clients: Cadillac Corp. (AGeneral Motors Corp. Subsidiary) , Lands' End, New York University School of Continuing Education, and Parenttime ( ATime, Inc Subsidiary).

Advertising - SKC Advertising, Inc.

On April 1, 1998, the Company acquired certain assets and assumed certain liabilities of Kapelus & Cipriano, Inc., ("K&C") a Westchester-based full-service advertising agency, through its wholly owned subsidiary New Paradigm Acquisition I Co. Inc. ("NPAC"). NPAC was then renamed SKC
Advertising, Inc. ("SKC").   Prominent clients of SKC Advertising, Inc.
include Kemwal Holiday Autos, The Castle at Tarrytown, The Carlton Hotel, New York, and Tarrytowns Banks, SSB. Since the end of the September Quarter, SKC was also awarded the account of the Scottish Tourist Board. During the second quarter the Company achieved its first sale of internet-related services to an SKC clients. The company intend to pursue other clients for additional business in future.

General

The Company is working to resolve the potential impact of the year 2000 on the ability of the Company's computerized information systems to accurately process information that may be date sensitive. Any of the Company's programs that recognize a date using "00" as the year 1900 rather than the year 2000 could result in errors or system failures.
The Company utilizes a number of computers across its entire operation. The Company has not completed its assessment, but currently believes that cost of addressing this issue will not have a material adverse impact on the Company's financial position. In common with many internet based businesses, the Company is reliant to a significant extent on the ability of the Windows NT operating system from Microsoft and the internet infrastructure to deal with the Year 2000 issue. However, the third parties upon which the Company relies are unable to address this issue in a timely manner, it could result in a material financial risk to the Company.

 The Company's revenues and profitability may vary significantly both in the case of consecutive quarters and in the case of a quarter compared to the corresponding quarter of the preceding year. Such variations may result from, among other factors, timing of client acceptance of completed work, timing of new product and service introductions by the Company and its competitors, changes in levels of the Company's operating expenditures, the size and timing of customer orders, revenue received from the royalty from VIE, as well as consulting, and training, increased competition, reduced prices, the effect of currency exchange rate fluctuations, delays in the development of new services or products, the costs associated with the introduction of new products and services and the general state of national and global economies. As a result of such factors, the Company's revenues and profitability for any particular quarter are not necessarily indicative of any future results. Fluctuations in quarterly results may also result in volatility in the price of the Securities.

 The Company will need additional financing prior to March 1999 and thereafter if demand for the Company's products or services is sufficiently great to require expansion at a faster rate than anticipated, or if research and development expenditures or the extent of service and customer support that the Company is required to provide are greater than expected or other opportunities arise which require significant investment, or if revenues are significantly lower than expected. Additionally, the Company may require significant additional financing to complete any acquisition. If financing is required, such financing may be raised through additional equity offerings, including offerings of preferred stock, joint ventures or other collaborative relationships, borrowings and other sources. There can be no assurance that additional financing will be available or, if it is available, that it will be available on acceptable terms. If adequate funds are not available to satisfy either short or long-term capital requirements, the Company may be required to limit its operations significantly and may be unable to carry out its plan of operation.
 If additional funds are raised through the issuance of equity securities, the percentage ownership of the then current shareholders of the Company will be reduced and such equity securities may have rights, preferences or privileges senior to those of the holders of the Common Stock. Unless the market price of the Company's Common Stock increases significantly over its market price on August 14, 1998 additional issuance of equity security could cause significant dilution to purchasers of Common Stock.




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

In September 1998, the Company received a proposal from Customer Information Systems Inc. ("CIS") that CIS make a discounted early payment to the Company in place of amounts due to the Company under a note issued to the Company in April 1997 as partial payment for the acquisition by CIS of the Company's EDI division. The payment of approximately $142,000 resulted in the realization of a loss of $60,139. In view of CIS's relatively poor financial results and the Company's urgent need for cash, the Company agreed to accept the payment.

2. Results of Operations

Six Months Ended September 30, 1998
The Company's revenue from its continuing operations increased 2,316% from $48,397 for the six months ended September 30, 1997 to $1,160,883 for the six months ended September 30, 1998 due to the increase in customers and activity of SKC and the increase in internet related business.

The Company's operating expenses increased 46% from $522,273 to $761,713 for the six months ended September 30, 1998 compared to the six months ended September 30, 1997. This was primarily due to the increase in the average number of employees that the Company employed through SKC.

The components of the operating expenses are as follows:

  General and administrative costs increased 89% from $333,514 for the six months ending September 30, 1997 to $629,540 for the six months ending June 30, 1998. This was mainly due to the increase in staff from the addition of SKC.

  Professional fees decreased 58% from $67,746 for the six months ending September 30, 1997 to $28,875 for the six months ending September 30, 1998. The lower professional fees for the six months ended
  September 30, 1998 were due to reduced legal activity by the Company.

  Marketing costs decrease marginally from $5,837 for the six months ended September 30, 1997 to $4,060 for the six months ended
  September 30, 1998.

  Occupancy costs decreased by 9% from $86,516 for the six months ending September 30, 1997 to $78,938 for the six months ending
  September 30, 1998. This was due to a major decrease in rent on the Company's New York offices which was partially offset by additional premises for SKC.

Quarter Ended September 30, 1998

The Company's revenue from its continuing operations increased 4,132% from $15,947 for the quarter ended September 30, 1997 to $672,559 for the quarter ended September 30, 1998 due to the increase in customers and activity of SKC and the increase in internet related business.

The Company's operating expenses increased 20% from $306,298 to $377,789 for the quarter ended September 30, 1998 compared to the quarter ended September 31, 1997. This was primarily due to the increase in the average number of employees that the Company employed as a result of the addition of SKC.

The components of the operating expenses are as follows:

  General and administrative costs increased 43% from $219,408 for the quarter ending September 30, 1997 to $314,593 for the quarter ending September 30, 1998. This was mainly due to the increase in staff from the addition of SKC.

  Professional fees decreased 80% from $39,669 for the quarter ending September 30, 1997 to $7,925 for the quarter ending September 30, 1998. The lower professional fees for the quarter ended September 30, 1998 were due to reduced legal activity by the Company.

  Marketing costs decrease from $3,390 for the quarter ended
  September 30, 1997 to $865 for the quarter ended September 30, 1998.

  Occupancy costs increased by 43% from $27,849 for the quarter ending September 30, 1997 to $39,922 for the quarter ending September 30, 1998. This was due to the additional premises for SKC.

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

(b) The following reports have been filed on Form 8-K since
August 14, 1998:

None



NEW PARADIGM SOFTWARE CORP. and subsidiaries

Consolidated Balance Sheets


                                                        March 31, 1998    September 30, 1998
                                                        --------------    ------------------
Assets                                                                        (unaudited)

Current:
      Cash and cash equivalents                            $202,030           $  43,838
      Restricted cash                                         9,065                   -
      Accounts receivable                                    45,993             445,577
      Notes receivable, current portion                     105,432                   -
      Other receivables and prepayments                      12,500             154,056
                                                          ---------           ---------
           Total current assets                             375,020             643,571
Property and equipment, less accumulated depreciation
and amortization                                            127,506             112,883
Goodwill                                                          -             155,055
Note receivable from Officer/Shareholder                    117,135             120,555
Note receivable, long-term                                  142,007                   -
                                                           --------          ----------
                                                           $761,668          $1,032,064
                                                           ========          ==========
Liabilities and Shareholders' Equity
Current:
     Loan payable                                         $  30,000           $  58,849
     Accounts payable and accrued expenses                  248,351             704,955
     Prepayments                                                  -             120,000
                                                            -------           ---------
        Total current liabilities                           278,351             884,804
                                                            -------           ---------
Commitments and contingencies
Redeemable Series D preferred stock - authorized and
outstanding -  50 shares, at redemption value                    50                  50
                                                            -------           ---------
Shareholders' Equity :
   Preferred stock, $.01 par value - shares
   authorized 10,000,000:
   Series A shares authorized-1,000,000; none issued
   and outstanding                                                -                  -
   Series B shares authorized 2,000,000; none issued
   and outstanding                                                -                  -
   Series C shares authorized 800,000; none issued
   and outstanding                                                -                  -
   Common stock, $.01 par value - shares authorized
   50,000,000; issued and outstanding 2,451,729
   and 2,701,729                                             24,517             27,017
   Additional paid-in capital                             9,150,209          9,197,711
   Deficit                                               (8,691,459)        (9,076,518)
                                                         ----------         -----------
           Total Shareholders' equity                       483,267            148,210
                                                         ----------         -----------
                                                           $761,668         $1,032,064
                                                         ==========         ===========





            See accompanying notes to consolidated financial statements


               NEW PARADIGM SOFTWARE CORP. and subsidiaries

                    Consolidated Statements of Operations

                                Three months    Three months     Six Months     Six months
                               ended September  ended September ended September ended September
                                  30, 1997        30, 1998         30, 1997      30, 1998
                                (unaudited)     (unaudited)       (unaudited)   (unaudited)

Revenues:
  Advertizing,internet services 15,947             627,287           48,397      1,160,883
  Cost of Goods                      -             410,670                         737,875
                                ------             -------           ------       --------
                                15,947             261,889           48,397        437,008

Expenses:
  General and administrative   219,408             314,593          333,514        629,540
  Professional fees             39,669               7,925           67,746         28,875
  Marketing                      3,390                 865            5,837          4,060
  Occupancy                     27,849              39,922           86,516         78,938
  Goodwill                           -               2,674                -          5,348
  Depreciation and amortization 15,982              11,810           28,660         14,952
                                ------              ------           ------         ------
                               306,298             377,789          522,273        761,713
                                ------              ------           ------         ------
Loss from operations          (290,351)           (115,900)        (473,876)      (324,705)
Other income (expense):
  Interest income               11,873               1,710           11,873          2,079
  Interest expense                   -              (1,050)               -         (2,294)
                                ------              ------           ------         ------
                                11,873                 660           11,873           (215)

Net loss from continuing
operations                    (278,478)           (115,240)        (462,003)      (324,920)
Net lossfrom early repayment
of loan                              -             (60,139)               -        (60,139)
Net loss from discontinued
operations                     (45,000)                  -          (62,554)             -
Gain from sale of EDI division
(Note 3(a))                          -                   -          200,998              -
Gain from sale of COPERNICUS
(Note 5)                             -                   -        1,183,456              -
                                ------              ------        ---------         ------
Net income (loss)              859,978            (175,379)         859,897       (385,059)
                                ------              ------           ------         ------
Net loss per share from
continuing operations         $   (.11)         $    (0.04)    $     (.19)      $    (0.12)
Net loss per share from
discontinued operations           (.02)              (0.02)          (.03)           (0.02)
Income per share from sale
of EDI division                      -                -               .08                -
Income per share from sale of
COPERNICUS                         .48                -               .48                -
                                ------              ------           ------         ------
Net income (loss) per share        .35               (0.06)           .35            (0.14)

Weighted average common shares
    outstanding               2,451,729           2,701,729       2,451,729      2,701,729

        See accompanying notes to consolidated financial statements

                NEW PARADIGM SOFTWARE CORP. and subsidiaries


                                        Six months         Six months
                                     ended September     ended September
                                        30, 1997           30, 1998
                                        (unaudited)        (unaudited)

Cash flows from operating
activities:
     Net income (loss)               $       859,978    $   (385,059)

  Adjustments to reconcile net
  income (loss) to net cash used in
  operating activities:
    Depreciation and amortization             58,299          14,623
    Gain on sale of assets                (1,384,455)             -
    Issuance of Common Stock for services          -
    Changes in assets and liabilities:
       Decrease (increase) in:
         Accounts receivable                  25,109        (399,584)
         Other receivables and prepayments  (110,109)             -
         Other assets                         69,592        (141,556)
       Increase (decrease) in:
         Accounts payable and accrued
           expenses                         (251,250)        456,604
         Prepayments                               -               -
         Deferred rent                       (71,127)              -
                                            ---------       -----------
   Total adjustments                      (1,663,941)         50,087
                                            ---------       -----------
Net cash used in operating activities       (803,963)       (344,972)

Cash flows from investing activities:
     Purchases of property and equipment     (10,862)              -
     Issue of shares for assets                    -          50,002
     Goodwill                                               (155,055)
                                            ---------       -----------
Net cash used in investing activities:       (10,862)       (105,053)

Cash flows from financing activities:
     Note Receivable from sale of EDI       (278,970)              -
     Increase in Notes receivable from officers    -          (3,420)
     Decrease in notes receivable                  -         247,439
     Increase in notes payable                63,500          28,849
                                            ---------       -----------
Net cash from financing activities          (215,470)        272,868
                                            ---------       -----------
Net increase (decrease) in cash
and cash equivalents                      (1,030,376)       (167,157)
Cash and cash equivalents,
beginning of period                          328,168         211,095
                                            ---------       -----------
Cash and cash equivalents, end of period $   702,208     $    43,938


        See accompanying notes to consolidated financial statements


Note 1 -

The accompanying financial statements should be read in conjunction with the Company's financial statements for the fiscal year ended March 31, 1998 and the quarter ended June 30, 1998 together with the accompanying notes included in the Company's 10-KSB for the fiscal year ended March 31, 1998 and the Company's 10-QSB for the quarter ended September 30, 1998. In the opinion of management, the interim statements reflect all adjustments which are necessary for a fair statement of the results of the interim periods presented. The interim results are not necessarily indicative of the results for the full year.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

						NEW PARADIGM SOFTWARE CORP.
						(Registrant)



Date:   November 4, 1998
                                     /s/ Mark Blundell_____________________
                                       Mark Blundell
                                       President & Chief Financial Officer