Form 10QSB
period 1998-12-31
NEW PARADIGM SOFTWARE CORP
filed 1999-02-12
CIK 933733

United States
                    SECURITIES AND EXCHANGE COMMISSION
                         WASHINGTON, D.C. 20549
                              FORM 10-QSB

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
                             ACT OF 1934


          For the quarterly period ended December 31, 1998

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

________Class_______   _Outstanding as of February 10, 1999
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

Acquisition of Advertising Agencies

The Company's primary objective is to utilize (1) its experience and expertise on advising clients on internet strategy and constructing internet applications, including websites, and (2) its status as a public company to acquire small to medium sized advertising agencies. Management believes that such agencies have a need to offer internet strategy and services to their clients as a part of an integrated communications program.

By combining a number of agencies in the New York area, the Company believes economies can be made by centralizing certain administration and support functions. Together with the ability to offer additional services (such as internet services) to agency clients management believes, that the profitability of these agencies can be improved.

In addition, the Company hopes that agencies which are part of a larger agency group offering a wider range of expertise and a greater depth of talent will be able to secure bigger accounts, which are expected to be more profitable.

Management believes that the results achieved in combination with SKC Advertising, Inc. ("SKC") in gaining new clients, selling Internet-related services to existing clients and in saving expenses demonstrate that these benefits can be achieved in practice as well as in theory.

Although the company has acquired one such agency and is conducting preliminary discussions with several others, there can be no assurance that any suitable agencies can be found willing to be acquired on terms acceptable to the Company. Further there can be no assurance that the additional clients and revenue gained and expenses saved with SKC as a result of the acquisition can be achieved with other agencies which the Company may acquire.

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

In the past nine months the initial revenues contracted for a typical site have risen from $20,000 - $30,000 on completion, to $60,000- $80,000 with continuing revenues for maintenance and changes throughout the year increasing from approximately $1,000 - $3,000 to $8,000 - 12,000.

Internet Business-Future Paradigm

The Company intends to market its Internet capabilities through the strategic relationships which advertising agencies have with their clients both by acquiring and by forming business alliances with selected advertising agencies. To this end in fiscal 1998 the company established Future Paradigm, Inc. and entered into agreements with three Advertising Agencies to sell each of them 15% of Future Paradigm. Each of the agencies then agreed to bring the Internet business of their clients to Future Paradigm where possible. From its inception until September 30, 1998, all of the business brought to to Future Paradigm was origimated by one of the three agencies, Beiderman, Kelly, Krimstein & Partners, Inc. (BKK) (formerly Biederman Kelly & Schaffer, Inc.). Consequently, the other two agencies agreed to withdraw form Future Paradigm. Through Future Paradigm, the Company has undertaken or is undertaking Internet related projects for the following clients: Cadillac Corp. (A General Motors Corp. subsidiary), Lands' End, New York University School of Continuing Education and Professional Studies (www.scps.nyu.edu), and ParentTime
(a Time, Inc. subsidiary).


Examples of Web sites created by New Paradigm include:

 . New York University - Site for the School of Continuing Education
   and Professional Studies: www.scps.nyu.edu
 . Novartis - site for its "Program" product: www.programpet.com
 . Association of the Bar of the City of New York: www.abcny.org
 . National Multiple Sclerosis Society - general website: www.nmss.org . Smolin Lupin, accountants: corporate Website: www.cpasmolinlupin.com . Novartis - site for its "Sentinel" product: www.petprotect.com
 . Josephthal & Co - corporate Website: www.josephthal.com


Advertising - SKC Advertising, Inc.

On April 1, 1998, the Company acquired certain assets and assumed certain liabilities of Kapelus & Cipriano, Inc., ("K&C") a Westchester-based full-service advertising agency, through its wholly owned subsidiary New Paradigm Acquisition I Co.,Inc. ("NPAC"). NPAC was then renamed SKC Advertising, Inc. Prominent clients of SKC Advertising, Inc. include Kemwal Holiday Autos, The Castle at Tarrytown, The Carlton Hotel, New York, and Tarrytowns Banks, SSB. Since the end of the December Quarter, SKC was also awarded the account of the Stewart Airport, Newburgh, New York.
The Company achieved its first sale of Internet-related services to SKC clients. The company intends to pursue other clients for additional business. Management believes that the Internet capability of NPIL has significantly enhanced the ability of SKC to win new business.

General

The Company is working to resolve the potential impact of the year 2000 on the ability of the Company's computerized information systems to accurately process information that may be date sensitive. Any of the Company's programs that recognize a date using "00" as the year 1900 rather than the year 2000 could result in errors or system failures.
The Company utilizes a number of computers across its entire operation.
The Company has not completed its assessment, but currently believes that cost of addressing this issue will not have a material adverse impact on the Company's financial position. In common with many internet based businesses, the Company is reliant to a significant extent on the ability of the Windows NT operating system from Microsoft and the internet infrastructure to deal with the Year 2000 issue. However,if the third parties upon which the Company relies on are unable to address this issue in a timely manner, it could result in a material financial risk to the Company.

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

The Company will need additional financing if demand for the Company's products or services is sufficiently great to require expansion at a faster rate than anticipated, or if research and development expenditures or the extent of service and customer support that the Company is required to provide are greater than expected or other opportunities arise which require significant investment, or if revenues are significantly lower than expected. Additionally, the Company may require significant additional financing to complete any acquisition.If financing is required, such financing may be raised through additional equity offerings, including offerings of preferred stock, joint ventures or other collaborative relationships, borrowings and other sources. There can be no assurance that additional financing will be available or, if it is available, that it will be available on acceptable terms. If adequate funds are not available to satisfy either short or long-term capital requirements, the Company may be required to limit its operations significantly and may be unable to carry out its plan of operation. If additional funds are raised through the issuance of equity securities, the percentage ownership of the then current shareholders of the Company will be reduced and such equity securities may have rights, preferences or privileges senior to those of the holders of the Common Stock. Unless the market price of the Company's Common Stock increases significantly over its market price on February 10, 1999 additional issuance of equity security could cause significant dilution to purchasers of Common Stock.




Comparison of fiscal quarters

1. Changes in Financial Condition

As of April 1, 1998, the Company acquired certain assets and assumed certain liabilities of Kapelus & Cipriano, Inc., a Westchester-based full-service advertising agency, through its wholly owned subsidiary SKC. 250,000 common shares were issued to the former owners of K&C.

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

2. Results of Operations

Quarter Ended December 31, 1998

The Company's revenue from its continuing operations increased 1,153% from $56,350 for the quarter ended December 31, 1997 to $706,246 for for the Quarter ended December 31, 1998. Revenue after cost of goods increased from $56,350 to $315,836 an increase of 466%. The increase in revenue is due to the increase in customers and activity of SKC and the increase in internet related business.

The Company's operating expenses increased 18% from $249,727 to $295,354 for the quarter ended December 31, 1998 compared to the quarter ended December 31, 1997. This was primarily due to the increase in the average number of employees that the Company employed as a result of the addition of SKC.

The components of the operating expenses are as follows:

 . General and administrative costs increased 13% from $212,578 for the quarter ending December 31, 1997 to $241,167 for the quarter ending December 31, 1998. This was mainly due to the increase in staff from the addition of SKC.

 . Occupancy costs increased by 184% from $14,494 for the quarter ending
  December 31, 1997 to $41,255 for the quarter ending December 31, 1998. This was due to the additional premises for SKC.

Nine Months Ended December 31, 1998

The Company's revenue from continuing operations increased 1,683% from $104,747 for nine months ended December 31, 1997 to $1,867,129 for the nine months ended December 31, 1998. Revenues after cost of goods increased from $104,747 to $762,844 an increase of 620%. The increase in revenue is due to the increase in customers and in internet related business.

The Company's operating expenses increased 40% from $772,000 to $1,057,607 for the nine months ended December 31, 1998 compared to the nine months ended December 31, 1997. This was primarily due to the increase in the average number of employees that the Company employed through SKC.

The components of the operating expenses are as follows:

  General and administrative costs increased 59% from $546,092 for the nine months ending December 31, 1997 to $870,707 for the nine months ending December 31, 1998. This was mainly due to the increase in staff from the addition of SKC.

  Professional fees decreased 59% from $69,962 for the nine months ending December 31, 1997 to $28,875 for the nine months ending December 31, 1998. The lower professional fees for the nine months ended
  December 31, 1998 were due to reduced legal activity by the Company.

  Marketing costs decrease marginally from $7,241 for the nine months ended December 31, 1997 to $6,206 for the nine months ended
  December 31, 1998.

  Occupancy costs increased by 19% from $101,010 for the nine months ending December 31, 1997 to $120,193 for the nine months ending
  December 31, 1998. This was due to additional premises for SKC.


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

(b) The following reports have been filed on Form 8-K since
November 14, 1998:

January 1999.   Resignation of Mr. Morton Chelek from the Board of Directors



              NEW PARADIGM SOFTWARE CORP. and subsidiaries

                       Consolidated Balance Sheets


                                       March 31             December 31
                                         1998                  1998
                                                            (unaudited)

Assets
  Current:
    Cash and cash equivalents        $   202,030           $   87,002
    Restricted cash                        9,065                    -
    Accounts receivable                   45,993              357,435
    Notes receivable, current            105,432                    -
    Other receivables and prepayments     12,500               81,490
                                        ---------         -----------
      Total current assets               375,020              525,927

  Property and equipment, less
  accumulated depreciation and
  amortization                           127,506              113,310
  Software, less accumulated
  depreciation                                 -               28,744
  Goodwill                                     -              152,381
  Notes receivable from officers         117,135              120,555
  Notes receivable, long term            142,007                    -
                                        ---------         -----------
Total Assets                       $     761,668           $  940,971

Liabilities and Shareholders' Equity
  Current:
    Accounts payable and accrued
    expenses                       $     248,351           $  714,251
    Loan payable                          30,000               58,200
                                        ---------         -----------
  Total current liabilities              278,351              772,451

Redeemable Series D Preferred Stock
authorized and outstanding - 50,000
at redemption value                           50                   50

Shareholders' equity:
   Preferred stock, $.01 par value -
   shares authorized 10,000,000:
   Series A shares authorized-1,000,000;
   none issued    and outstanding              -                   -               -                  -
   Series B shares authorized 2,000,000;
   none issued and outstanding                 -                   -
   Series C shares authorized 800,000;
   none issued and outstanding                 -                   -
   Common stock, $.01 par value - shares
   authorized 50,000,000; issued and
   outstanding 2,451,729 and 2,701,729    24,517               27,017
   Additional paid-in capital          9,150,209            9,197,711
   Deficit                            (8,691,459)          (9,056,312)
                                      ----------           -----------
      Total Shareholders' equity        $483,267             $168,416
                                      ----------           -----------



       See accompanying notes to consolidated financial statements


               NEW PARADIGM SOFTWARE CORP. and subsidiaries

                   Consolidated Statements of Operations



                       Three months      Three months   Nine months  Nine months
                          ended              ended         ended        ended
                         December          December       December     December
                         31, 1997          31, 1998       31, 1997     31, 1998
                        (unaudited)       (unaudited)    (unaudited)  (unaudited)

Revenues:
 Advertising and Internet
 Services                $   56,350        $  706,747     $  104,747   $1,867,129
 Cost of goods                                390,410                   1,114,285
                          ---------           -------        -------    ---------
                             56,350           315,836        104,747      752,844
                          ---------           -------        -------    ---------

Expenses:
 General and administrative  212,578          241,167        546,092      870,707
 Professional fees             2,216                -         69,962       28,875
 Marketing                     1,404            2,146          7,241        6,206
 Occupancy                    14,494           41,255        101,010      120,193
 Goodwill                          -            2,674              -        8,022
 Depreciation and
 amortization                 19,035            8,112         47,695       23,064
                           ---------          -------        -------    ---------
                             249,727          295,354        772,000    1,057,067
                           ---------          -------        -------    ---------
Profit (loss) from
operations                  (193,377)          20,482       (667,253)    (304,223)

Other income (expense):
  Interest income             11,235                -          23,108       2,079
  Interest expense                               (276)                     (2,570)
                           ---------           -------        -------      -------
                              11,235             (276)         23,108        (491)

Net profit (loss) from
continuing operations       (182,142)           20,206      (644,145)    (304,714)
Net loss from discontinued
operations                   (28,158)               -        (90,712)           -
Loss from early repayment
of loan receivable                 -                -              -      (60,000)
Net loss from sale of
Camelot Stock               (341,574)               -       (341,574)           -
Gain from sale of
EDI division                      -                 -        200,998            -
Gain from sale of COPERNICUS      -                 -      1,183,456            -
Gain from reduction of
liability                    361,999                -        361,999            -
                           ---------           -------       -------    ----------
Net Profit (loss)         $ (189,875)        $  20,206     $ 670,023   $ (364,853)
                           =========           =======       =======    ==========
Net loss per share from
continuing operations     $    (.07)         $     .01      $  (.26)      $  (.11)
Net loss per share from
discontinued operations        (.01)                -          (.04)            -
Loss from early repayment
of loan receivable                -                 -             -          (.22)
Net loss per share from
sale of Camelot Stock          (.15)                -          (.15)            -
Income per share from sale
of EDI division                   -                 -           .08             -
Income per share from sale of
COPERNICUS                        -                 -           .48             -
Income per share from reduction
of liability                    .15                 -            .15            -
                           ---------           -------        -------      -------
Net income (loss) per share  $ (.08)            $  .01         $ .27       $ (.14)
                           =========           =======        =======      =======
Weighted average common
shares outstanding        2,451,729          2,701,729      2,451,729    2,701,729


         See accompanying notes to consolidated financial statements

                 NEW PARADIGM SOFTWARE CORP. and subsidiaries


                                     Nine months           Nine months
                                         ended                 ended
                                       December             December
                                       31, 1997             31, 1998
                                     (unaudited)           (unaudited)

Cash flows from operating activities:

  Net income (loss)             $      670,023           $  (364,853)
  Adjustments to reconcile net
  income (loss) to net cash
  used in operating activities:
    Depreciation and amortization       86,514                14,196
    Gain on sale of assets          (1,384,455)                    -
    Changes in assets and liabilities:
      Decrease (Increase) in:
        Accounts receivable             (4,714)             (311,442)
        Other receivables and
        prepayments                     12,391                     -
        Other assets                    69,817               (68,990)
      Increase (decrease) in:
        Accounts payable and accrued
        expenses                      (622,260)              495,900
        Deferred rent                  (71,127)                    -
                                    -----------           -----------
      Total adjustments             (1,913,834)               99,664
                                    -----------           -----------

Net cash used in operating
activities                          (1,243,811)             (265,189)
                                    ----------            -----------

Cash flows from investing activities:
  Purchases of property and equipment  (12,280)                    -
  Loss from Camelot Stock              341,574                     -
  Goodwill                                   -              (152,381)
  Software                                   -               (28,744)
                                     ----------           -----------
Net cash used in investing
activities:                            329,294              (181,125)

Cash flows from financing activities:
  Issue of shares                            5                50,002
  Notes Receivable                    (371,293)                    -
  Increase in notesreceivable
  from officers                              -                (3,420)
  Redemption of Series C Preferred
  Stock                               (200,000)                    -
  Proceeds from disposal of assets   2,050,000                     -
  Repayment of debt                   (550,000)                    -
  Decrease in notes receivable               -               247,439
  Increase in notes payable                  -                28,200
                                    -----------          -----------
Net cash from financing activities     928,707               322,221
                                    -----------          -----------
Net increase (decrease) in cash and
cash equivalents                        14,195             (124,093)
                                    -----------          -----------
Cash and cash equivalents,
beginning of period                    328,168              211,095
                                    -----------          -----------
Cash and cash equivalents, end of
period                           $     342,363          $    87,002
                                    -----------          -----------


     See accompanying notes to consolidated financial statements


Note 1 -

The accompanying financial statements should be read in conjunction with the Company's financial statements for the fiscal year ended March 31, 1998 and the quarters ended June 30, 1998 and September 30, 1998 together with the accompanying notes included in the Company's 10-KSB for the fiscal year ended March 31, 1998. In the opinion of management, the interim statements reflect all adjustments which are necessary for a fair statement of the results of the interim periods presented. The interim results are not necessarily indicative of the results for the full year.




SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

						NEW PARADIGM SOFTWARE CORP.
						(Registrant)



Date:   February 2, 1999   /s/ Mark Blundell________________________
                                                 Mark Blundell
                                       President & Chief Financial Officer