Form 10KSB
period 1999-03-31
NEW PARADIGM SOFTWARE CORP
filed 1999-12-06
CIK 933733

SECURITIES AND EXCHANGE COMMISSION
                        Washington, D.C. 20549
                             FORM 10-KSB

(Mark One)

X Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Fiscal Year Ended March 31, 1999

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

Yes  ___X___ No  ______

Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained within this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this form 10-KSB _

State the issuer's revenues for its most recent fiscal year. $2,749,327

The aggregate market value of Common Stock held by non- affiliates of the Registrant based on the closing sale price on the Nasdaq Bulletin Board on November 5, 1999 was $3,349,922

APPLICABLE ONLY TO REGISTRANTS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PRECEDING FIVE YEARS

Indicate by check mark whether the Registrant has filed all documents and reports required to be filed by Section 12, 13, or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a Court.

Yes___________No__________Not Applicable__X__

APPLICABLE ONLY TO CORPORATE REGISTRANTS
At November 5, 1999 there were an aggregate of 3,806,729 shares of Common Stock of the Registrant outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

None

Transitional Small Business Disclosure Format (check one)

Yes _______     No ___X___

                        TABLE OF CONTENTS

PART I
     ITEM                                          PAGE
       1.  Description of Business                   4
       2.  Description of Property                   7
       3.  Legal Proceedings                         7
       4.  Submission of Matters to a Vote of        7
           Security Holders

PART II
       5.  Market for Registrant's Common            7
           Equity and Related Stockholder
           Matters
       6.  Management's Discussion and               8
           Analysis of Financial Condition and
           Results of Operations
       7.  Financial Statements                      11
       8.  Changes in and Disagreements with         11
           Accountants On Accounting and
           Financial Disclosure

PART III
       9. Directors, Executive Officers,             11
          Promoters and Control Persons;
          Compliance with Section 16(a) of
          the Exchange Act
       10.Executive Compensation                     13
       11.Security Ownership of Certain              15
          Beneficial Owners and Management
       12.Certain Relationships and Related          17
          Transactions

PART IV
       13.Exhibits and Reports on Form 8-K           18




PART I
Item 1.  Description of Business

General

New Paradigm Software Corp. (the "Company") was organized in July 1993 and commenced operations in November 1993. The Company completed its initial public offering in August 1995.

The Company is engaged in the Internet business through its wholly owned subsidiary New Paradigm Inter-Link, Inc.("NPIL"). The Company intends to continue to market its Internet capabilities by acquiring and by forming alliances with selected advertising agencies who have established strategic relationships with their clients. NPIL began operations in December 1995, and provides Internet services to corporations and other organizations. Advertising agencies that arepartners of NPIL include; SKC Advertising ( a fully owned subsidiary of the Company) Biderman Kelly Krimstein & Partners, Moscato Marsh, Earle Palmer Brown New York and Solay Keller Advertising. Clients include Novartis, Motorola, New York University, Parent time and the Association of the Bar of the City of New York. NPIL provides organizations with the ability to utilize the Company's expertise to devise strategies for the Internet and to create Internet applications including a Web site. This expertise includes: assembling an appropriate team of independent design consultants and, if necessary, programmers; designing the site from both technical and aesthetic perspectives; implementing the design; and providing Web server hosting services independently from a customer's own internal network to ensure security.

As of April 1, 1998, the Company acquired certain assets and assumed certain liabilities of Kapelus & Cipriano, Inc., ("K&C") a Westchester-based full-service advertising agency, through its wholly owned subsidiary New Paradigm Acquisition I Co. Inc. ("NPAC"). NPAC was then renamed SKC Advertising, Inc. ("SKC"). The Company intends to further develop this business by launching new products and services connected with the Internet. and continue to grow the underlying advertising business. SKC has been successful in adding new clients in the past tweve months. Management believes this is due to the added Internet services it can now offer to SKC clients. SKC clients include; the Scottish Tourist Board, Island Destinations, Long Bay Beach, Peter Deilmann EuropAmerica Cruises, Kemwel Holiday Autos and The Castle at Tarrytown. Since the end of fiscal 1999, SKC have added Travel Lodge and Icelandair to its client base.

During fiscal 1999 the Company discontinued the operations of Future Paradigm Inc. which was established as a joint venture. The Company decided that it was more was cost effective to act as a subcontractor that as a partner.

Until May 9, 1997, the Company was primarily engaged in the development, marketing, licensing and support of COPERNICUS a software product. As of May 9, 1997, the Company sold rights to COPERNICUS and certain related assets to VIE Systems, Inc., a Delaware corporation ("VIE") (the "Purchase Agreement"), for $2,050,000 in cash and a 5% royalty on future COPERNICUS related license fees accruing after the first 12 months.

Until April 1, 1997, the Company operated a service bureau business providing electronic data interchange services, through its wholly owned subsidiary, New Paradigm Commerce, Inc. ("NPC"). As of April 1, 1997, the Company sold this business to Custom Information Systems Corp. of New York ("CIS") for $6,000 and a promissory note receivable monthly over three years with a face value of $355,000. In September 1998, the Company accepted a payment of $142,000 from CIS as full payment for the outstandind balance. This resulted in a loss of $60,139 to the Company.

Internet

Through NPIL, the Company provides Internet services to corporations and other organizations. The Company intends to develop this business by working with advertising agencies with appropriate strategic relationships with their clients. Clients include Novartis, Motorola, New York University, Parent Time and the Association of the Bar of the City of New York. In addition, the Company intends to launch new products and services connected with the Internet. There is no assurance that the Company will be able to develop or acquire such products and services or that if it does they will be acceptable to the market. The Internet is a relatively new and rapidly expanding market. Gartner Group (a leading industry analyst) estimates that by 2001, 60% of the US workforce will have a justifiable business need for Internet access. By the same date, they estimate that more than 8 million households will access the Internet using ISDN lines (digital telephone lines offered by principal telecommunications companies suitable for accessing the Internet) and a further 3 million homes will access the Internet using cable modems. Worldwide Internet users are currently estimated at 40 million. With potential access to such numbers, many corporations are seeking to ensure that they have a presence on the Internet. Such a presence is established through a collection of text, graphics and small programs known as a "Web site" maintained on a computer known as a Web server and viewed by users from all over the world who are connected to the Internet through the use of a Web browser such as Netscape Navigator or Microsoft Explorer. The Company seeks to assist companies with creating that Internet presence and to exploit other business opportunities, which may arise in servicing the Internet community.


Internet - Website services

NPIL provides organizations with the ability to utilize the Company's expertise in creating a Web site. This expertise includes: assembling an appropriate team of independent design consultants and, if necessary, programmers; designing the site from both technical and aesthetic perspectives; implementing the design; and then providing Web server hosting services independently from a customer's own internal network to
ensure security.   NPIL specializes in providing custom facilities to enable
a customer's presence on the Internet to be constantly evolving and interesting without adding to their existing workload. For example, the site for the Association of the Bar of the City of New York is remotely updated by association staff. A small software program ("applet") created by NPIL staff in Java - a common computer programming language for the Internet - allows customers to utilize information in the format in which it was created under existing word processor programs such as Microsoft Word to automatically update their Web site from their own offices. No translations or transitions are required - the customer's staff member simply uses the common "cut and paste" technique utilized within many programs to move the required document into the NPIL applet. Typical revenues for building web sites has increased from $20,000 - $30,000 to approximately $60,000 - $100,000 with continuing revenues for maintenance and changes. The Company has created more than 20 Web sites for customers of this service to date.

Examples of web sites created by New Paradigm include:

Novartis - for its "Program" product: www.programpet.com
Association of the Bar of the City of New York: www.abcny.org
NewYork University for its School of Continuing Studies: www.scps.nyu.edu Novartis - for its "Sentinel" product: www.petprotect.com
Josephthal & Co - corporate Website: www.josephthal.com
Novartis - site for its "Clomicalm" product: www.clomicalm.com


Website services - marketing and distribution

The Company is marketing its services primarily through indirect sales to advertising agencies. One staff member is engaged full time in direct activity. The sales through advertising agencies result from an integrated media campaign where the Internet portion is subcontracted to NPIL. In addition, the Company believes that clients of any advertising agencies that it may acquire in the future are likely prospects for the Company's Internet related services.


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


Research and Development

Research and development expenses, which include salaries and other employee costs of the Company's product development personnel for the fiscal year ended March 31, 1999, was $20,000. The development costs have been accounted for in accordance with Statement of Accounting Standards ("FASB") No. 86, "Accounting for the Cost of Computer Software to be Sold, Leased or Otherwise Marketed".

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


Employees

As of November 5, 1999, the Company and its subsidiaries employed 18 employees. None of the Company's employees is represented by a labor union or is subject to a collective bargaining agreement. The Company believes that its employee relations are satisfactory. The Company also employs consultants in Internet programming and multi-media graphic arts on part time and short-term contracts.


Item 2.  Description of Property

The Company's corporate headquarters is located on the 15th floor of 630 Third Avenue, New York, New York, 10017 (the "Premises"). The Premises are leased until April 2001 at a cost of approximately $7,000 per month. SKC occupies premises at 550 Mamaroneck Avenue, New York. These premises are leased until June 2002 at a cost of approximately $6,000 per month.


Item 3.  Legal Proceedings

The Company is not involved in any material legal proceedings.


Item 4.  Submission of Matters to a Vote of Security Holders

Not applicable



PART II

Item 5.  Market for the Registrant's Common Equity and

Related Stockholder Matters

(a)	Market Information.
The Registrant's Common Stock and Redeemable Warrants are quoted on the Nasdaq Bulletin Board.

The following table sets forth, for the periods indicated, the high and low closing prices for the Common Stock and Redeemable Warrants as reported by the NASDAQ SmallCap Market through March 31, 1999 and afterwards as reported on the Nasdaq Bulletin Board:

                           Common Stock             Redeemable Warrants

1998 Fiscal Quarters     High      Low               High    Low
First Quarter           $1.375     $0.375           $0.03    $0.003
Second Quarter           0.875      0.25             0.003    0.003
Third Quarter            0.75       0.25             0.003    0.003
Fourth Quarter           0.25       0.063            0.003    0.003

1999 Fiscal Quarter
First Quarter            1.50       0.25             0.00     0.00
Second Quarter           0.50       0.28             0.00     0.00
Third Quarter            0.25       0.06             0.00     0.00
Fourth Quarter           2.0625     0.125            0.00     0.00






The foregoing prices and quotations reflect inter-dealer prices without retail mark-up, markdown or commissions. The foregoing quotations may not represent actual transactions.

(b) Approximate Number of Holders of Equity.

The number of record holders of the Common Stock was approximately 74 and the number of record holders of Redeemable Warrants was 46 as of March 31, 1999.

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


Item 6. Management's Discussion and  Analysis of Financial

Condition and Results of Operations

The selected financial data of the Company presented below for, and as of the end of the fiscal year ended March 31, 1999 has been derived from the financial statements of the Company, which have been audited by Goldstein and Morris, CPA's, PC. The Statement of Operations Data presented below for the end of the fiscal year ended March 31, 1998 has been derived from the financial statements of the Company, which have been audited by BDO Seidman LLP, independent certified public accountants (whose report contained an explanatory paragraph regarding the Company's ability to continue as a going concern). The Company was incorporated in July 1993 and commenced operations in November 1993. The data set forth below should be read in conjunction with the Company's financial statements and related notes thereto included elsewhere herein. The Company sold its major business - COPERNICUS in April 1997. As a result the statements of operations for the fiscal year ended March 31, 1998 has been prepared to reflect continuing operations.
The Loss for discontinued operations is shown in Note 14 to the financial statements.

Statement of Operations Data and Balance Sheet Data

Statement of Operations Data

                                        Year Ended              Year Ended
                                       March 31,1998           March 31,1997
                                      --------------          --------------
Revenues                                $2,749,372                $195,461
Cost of revenue                          1,741,183                       -
                                      --------------           ------------
Gross profit                             1,008,189                 195,461
Expenses                                 1,552,292               1,140,518
                                       -------------           ------------
Loss from operations                      (544,103)               (945,057)

Other income (net)                           5,767                  36,103
Gain from reduction of liability            26,000                 361,999
Realized loss on sale of investment              -                (340,930)
                                         -----------            -----------
Loss from continuing operations           (512,336)               (887,885)
Loss from discontinued operations          (60,139)                (90,712)
Gain on sale of assets from
discontinuedoperations                           -               1,396,737
                                         -----------             ----------
Net income (loss)                        $(572,475)               $418,140


Basic and diluted per share data:

Net loss from continuing operations          $(0.19)                $(0.36)
Net loss from discontinued operations         (0.02)                 (0.04)
Gain on sale of asset                             -                   0.57
                                           ---------              ---------
Net income (loss) per common share (1)       $(0.21)                 $0.17

Weighted average common shares
 outstanding (1)                          2,901,729              2,451,729



Balance Sheet Data

                                                               March 31,1999
                                                               -------------
Total assets                                                     $1,386,549
Total current assets                                                910,469
Total liabilities                                                 1,376,708
Long-term debt                                                            0
Current liabilities                                               1,376,708
Deficit                                                          (9,263,935)
Total Shareholders' Equity                                           $9,791

 (1) See Notes to Financial Statements for an explanation of the determination of the number of shares and share equivalents used in computing share amounts.


Overview

During the fiscal year ended March 31, 1998, the Company sold its major business - COPERNICUS. As a result the statements of operations for the fiscal year ended March 31, 1998 has been prepared to reflect continuing operations. The loss for discontinued operations is shown in Note 14 to the financial statements. The discussion and analysis that follows therefore considers separately the continuing and discontinued operations.

In its continuing operations the Company had a net loss of $512,336 for the year ended March 31, 1999 and net losses of $887,885 for the year ended March 31, 1998. The Company's revenues from continuing operations for the fiscal years ended March 31, 1999 and 1998 were $2,749,372 and $195,461 respectively. The Company's subsidiary, NPIL had 10 customers for its Web site creation and maintenance services as at March 31, 1998 and 20 as at March 31, 1999.

In its discontinued operations the Company had net losses of $60,139 for the year ended March 31, 1999 and $90,712 for the year ended March 31, 1998. The Company's revenues from discontinued operations for the fiscal years ended March 31, 1999 and 1998 were $0 and $51,512 respectively.

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


Results of Operations

Revenues. Revenues from continuing operations during the fiscal year ended March 31, 1999 increased from $195,461 to $2,749,372 due to the acquisition of SKC and the increase in revenues generated by NPIL.

Cost of Revenue. The cost of revenue for fiscal year ended March 31, 1999 was $1,741,183, these costs were directly associated with the advertising business of SKC.

Expenses. The Company's expenses primarily comprise salaries and related employee costs, professional fees, marketing expenses, general and administrative expenses, occupancy expenses and depreciation and amortization.

Expenses relating to continuing operations during the fiscal year ended March 31, 1999 increased by $411,774 (36%) over the fiscal year ended March 31, 1998, due to the acquisition of SKC.

For the continuing operations, employee costs increased by 29% to $740,852 in the fiscal year ended March 31, 1999, compared to $574,172 in the fiscal year ended March 31, 1998. This was due to the acquisition of staff from SKC.

Selling, general and administrative expenses relating to continuing operations increased by 45% to $723,508 in the fiscal year ended March 31, 1999 compared to $498,433 in the fiscal year ended March 31, 1998. This is principally due to the operations of SKC.

Depreciation and amortization expenses were at $87,932 in the fiscal year ended March 31, 1999, compared to $67,913 in the fiscal year ended March 31, 1998.

In April 1999, the Company entered into a lease in respect of approximately 5,000 square feet of space at 550 Mamaroneck Avenue, New York, 10517. Payments under this lease that runs until June, 2002 are expected to total $234,000 of which $72,000 are due in fiscal years 2000, 2001 and 2002 and $18,000 in fiscal 2002. The Company has made no other material capital commitments.

The Company's net operating loss carry forwards and deferred tax asset account are approximately as follows:


Period or Year                            Net operating
ended March 31,     Year of expiration  loss carryforward
-----------------------------------------------------------
1994                    2009                  $157,000
1995                    2010                 1,954,000
1996                    2011                 3,542,000
1997                    2012                 2,958,000
1999                    2014                   572,000
                                             ---------
                                            $9,183,000


The tax benefit of these losses (approximately $4,200,000 at March 31, 1999) is subject to limitations due to the change in control for income tax purposes resulting from the Company's IPO in August 1995. The tax benefit of these losses has been fully reserved by a valuation allowance of the same amount due to the uncertainty of its realization.

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

Accounts payable and accrued expenses increased to $924,516 at March 31, 1999 from $248,351 at March 31, 1998. Such increase in accounts payable and accrued expenses is primarily due to the acquisition of SKC.

The Company incurred $20,000 of research and development expenses for the fiscal year ended March 31, 1999.

At March 31, 1999, the Company had negative working capital of approximately $466,000.

The Company will need additional financing prior to March 2000 and thereafter if demand for the Company's products is sufficiently great to require expansion at a faster rate than anticipated, or if research and development expenditures or the extent of service and customer support that the Company is required to provide are greater than expected or other opportunities arise which require significant investment, or if revenues are significantly lower than expected. Additionally, the Company may require significant additional financing to complete any acquisition. If financing is required, such financing may be raised through additional equity offerings, joint ventures or other collaborative relationships, borrowings and other sources. There can be no assurance that additional financing will be available or, if it is available, that it will be available on acceptable terms. If adequate funds are not available to satisfy either short or long-term capital requirements, the Company may be required to limit its operations significantly and may be unable to carry out its plan of operation. See Note 1 to the Company's financial statements and "Report of Independent Certified Public Accountants on Audited Financial Statements."

Plan of Operation

During the fiscal year ending March 31, 2000, the Company intends to continue to acquire advertising agencies that can be acquired for prices which the Company believes are acceptable. The Company further intends to develop its Internet business, both by bringing in new customers for its web-site services business and by launching new Internet related products (see "Internet - other products"). The Internet marketplace, while expanding rapidly is intensely competitive.

The Year 2000 issue refers to the potential harm from computer programs that identify date by the last two digits. As such, date, after January 1, 2000 could be misidentified, and such programs could fail. The Company has examined its computer based systems and believes that the Year 2000 problem is not present in such systems.


Item 7.  Financial Statements and Supplementary Data
Financial statements are included herein following Part IV, Item 13, and are filed as part of this report.

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

The following table sets forth the names, ages and positions with the Company of the Company's directors, executive officers and key employees:

Name			Age			Position

Mark Blundell           41              Chief Executive Officer,
                                        President, Chief Financial
                                        Officer, and Director

Milton Kapelus          62              President, SKC Advertising, Inc.

Rocco Cipriano          47              Executive Vice President,
                                        SKC Advertising, Inc., and Director

Daniel A. Gordon        60              Chairman of the Board of Directors

Michael Taylor          57              Secretary and Director

Morton Chalek           75              Director (resigned October 1, 1998)


Mark Blundell is the Chief Executive Officer, President, Chief Financial Officer and a director of the Company and has served in these capacities since the Company's inception. From October 1991 until December 1993, Mr. Blundell was initially the Chief Executive Officer of MTI's European subsidiary and then the Chief Operating Officer and Chief Financial Officer of MTI in New York. He was also a director of MTI from December 1993 to March 1994. From May 1988 to October 1991, Mr. Blundell was the Chief Executive Officer of London Fox, the futures and options exchange, where he introduced the first international electronic trading system. He is also a director of Lancer, a company which currently conducts no business. Lancer is a principal shareholder of the Company. Mr. Blundell received an M.A. in Politics, Philosophy and Economics from Pembroke College, Oxford.

Milton Kapelus served as President of K&C in Harrison New York from 1992 until 1998. Upon the Company's acquisition of certain assets of K&C as of April 1, 1998 he was appointed President of SKC. He has worked in the advertising industry since 1967. He holds a BA from Rhodes University, South Africa.

Rocco Cipriano was appointed to the board on June 2, 1998. He has served as Executive Vice President - Creative, for K&C in Harrison, NY since 1992.
Upon the Company's acquisition of certain assets of K&C as of April 1, 1998 he was appointed Executive Vice President, Creative of SKC. He holds a Professional Degree in Communications from Parsons School of Design, New York.

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

Morton Chalek was elected to the board on December 31, 1997 and resigned October 1, 1998. He is the President of a consulting firm, Promotion Designs, Ltd. He was the chairman and Chief Executive Officer of Chalek & Dreyer Advertising Agency, from 1960 to 1980. From 1980 until 1985 he served as the Executive Vice President of Administration for HBM/Cremer, a company which merged with Chalek & Dreyer. Mr. Chalek was also Chairman of Ruder/Finn
& Chalek and teaches a course in advertising agency administration at New York University.


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

Based solely on the Company's review of copies of such reports and other representations, including that no other reports were required, the Company believes that all its officers, directors and greater than ten percent beneficial owners complied with all filing requirements applicable to them with respect to transactions during the fiscal year ended March 31, 1999


Item 10.  Executive Compensation

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

SUMMARY COMPENSATION TABLE

                                             Annual Compensation        Long Term Compensation
Name and Principal Position   Fiscal Year   Salary   Bonus  Other      Securities  Restricted   All Other
                                Ended                       Annual     underlying    Stock    Compensation
                              March 31,                   Compensation   options    Awards

Mark Blundell - Chief Exec-    1997       $150,000      $0  $57,000(1)    149,999        $0       $1,100(2)
utive Officer, Chief Finan-    1998       $150,000      $0  $57,000(1)    450,000        $0       $1,100(2)
cial Officer & President       1999       $130,000      $0  $57,000(1)    450,000        $0       $1,100(2)




No other Executive or employee received total annual salary and bonus in excess of $100,000.

 (1) Reflects a non-accountable expense allowance of $4,000 per month and a car allowance of $750 per month.
 (2) Reflects the insurance premium paid by the Company for term life insurance.


OPTION GRANTS IN FISCAL YEAR ENDED MARCH 31, 1999

The following table sets forth all grants of stock options made during the fiscal year ended March 31, 1999 pursuant to the Company's Stock Option Plan to the Named Officers:

                            Individual Grants

Name                    Number of      % of Total          Average      Expiration
                        Securities   Options Granted      Exercise or    Date
                        Underlying   to Employees in      Base Price
                        Options      Fiscal Year          Per Share
                        Granted      Ended March 31,
                                        1999

Daniel Gordon            50,000         50%                 $0.25       January 2009
Michael Taylor           50,000         50%                 $0.25       January 2009
All Shareholders            N/A         N/A                 N/A         N/A
All Optionees           100,000         N/A                 $0.25       January 2000



AGGREGATE OPTIO EXERCISES IN FISCAL YEAR ENDED MARCH 31, 1999 AND YEAR END OPTION VALUES

The following table sets forth information with respect to stock options exercised by each of the named officers made during the fiscal year ended March 31, 1999, and the number and value of unexercised options as of that date:

                          < C>
Name                    Shares         Realizable   Excercisable Unexercisable  Excercisable Unexercisable
                        Acquired         Value
                        on Exercise

Mark Blundell                0              $0       338,665         300,000       $50,800      $45,000

    (a) Based on the closing price of New Paradigm Software Corp. Common
        Stock on March 31, 1999 of $0.15 as reported on NASDAQ Bulletin Board.


Compensation for Directors

The directors of the Company currently receive no fees. They are reimbursed by the Company for their direct costs for attending meetings. On April 26, 1995 Messrs. Blundell, Gordon and three former directors were granted options under the Company's Stock Option Plan to purchase 5,333 shares of Common Stock each at an exercise price of $4.50 per share. These options became exercisable on April 26, 1996 and expire on April 26, 2005. On November 30, 1995 Mr. Gordon and two former directors were each granted options under the Company's Stock Option Plan to purchase 10,000 shares of Common Stock at an exercise price of $5.125 per share. Mr. Blundell was granted options under the Company's Stock Option Plan to purchase 20,000 shares of Common Stock at the same exercise price. These options become exercisable on November 30, 1996 and expire on November 30, 2000. On April 24, 1996, Mr. Taylor was granted options under the Company's Stock Option Plan to purchase 10,000 shares of Common Stock at an exercise price of $5.125 per share. These options become exercisable on April 24, 1997 and expire on April 24, 2001. On October 15, 1997, Messrs. Taylor and Gordon were each granted 50,000 options to purchase shares of Common Stock at an exercise price of $0.16 per share (the market price on the date of issue). As of January 1, 1998, Mr. Chalek was granted 50,000 options to purchase shares of Common Stock at an exercise price of $0.25 per share (the market price on the date of issue). In January 1999 Messrs. Taylor and Gordon were each granted 50,000 options to purchase shares of Common Stock at an exercise price of $0.25 per share (the market price on the date of issue).


Employment Contracts

The Company has entered into an employment contracts with Mr. Blundell.

The employment contract contains the following principal features:

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

Mr. Blundell's also entered into an employment agreement with NPAC and a loan agreement providing for a loan to Mr.Blundell of $114,000 at an interest rate of 6%. The loan will be repaid by applying 60% of (i) any future termination payment to Mr. Blundell; (ii) any bonus or incentive payments; and (iii) any sales of Common Stock of New Paradigm directly or beneficially owned by Mr. Blundell, including any Stock acquired through the exercise of options.


Item 11. Security Ownership of Certain Beneficial Owners and Management

The following table indicates the beneficial ownership of the Company's Common Stock as of April 1, 1999, by (1) each of the directors, (2) each of the executive officers of the Company, (3) all directors, and executive officers of the Company as a group and (4) each person or entity which beneficially owned in excess of five percent of the Common Stock, based upon information supplied by each of the directors, nominees, executive officers and five percent beneficial owners:

Common Stock

Name of Beneficial Owner(a)     Right to       Right to      Total Number   Percent of
                              Sole Voting    Shared Voting     of Shares    Common Stock
                              and Investment and Investment  Beneficially   Beneficially
                                 Power           Power          Owned          Owned

Mark Blundell                  670,665(b)       199,999(c)      870,664         23%
John Brann                      30,667(d)       199,999(c)      230,666          8%
Daniel Gordon                   85,333(e)             0          85,333          3%
Milton Kapelus                 100,000                0         100,000          3%
Rocco Cipriano                 100,000                0         100,000          3%
Lancer Holdings                199,999(f)             0         199,999          7%
Midland Associates             619,999(g)             0         619,999         19%
Michael Taylor                  70,000(h)             0          70,000          2%
Morton Chalek                   50,000(i)             0          50,000          2%
Robert Trump                   350,000(j)       619,999(k)      969,999         28%
All Directors and
Executive Officers of
the Company as a group
(a total of 5 persons)         875,998(l)       199,999(c)     1,075,997         27%


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

(c)Represents the holdings of Lancer Holdings of which Mr. Blundell and Mr. Brann are each 33% owners and directors and officers. Consists of 166,666 shares of Common Stock and 33,333 shares of Common Stock issuable upon exercise of warrants held by Lancer.

(d)Consists of (i) 26,667 shares of Common Stock and (ii) 4,000 shares of Common Stock issuable upon exercise of 1994 Warrants.

(e)Consists of 85,333 shares of Common Stock issuable upon exercise of options granted under the SOP.

(f)Consists of 166,666 shares of Common Stock and 33,333 shares of Common Stock issuable upon exercise of the warrants held by Lancer Holdings.

(g)Consists of 439,999 shares of Common Stock and 180,000 shares of Common Stock issuable upon exercise of warrants.

(h)Consists of 70,000 shares of Common Stock issuable upon exercise of options granted under the SOP.

(i)Consists of 50,000 shares of Common Stock issuable upon exercise of options granted under the SOP

(j)Consists of (i) 200,000 shares of Common Stock issuable upon exercise of 1994 Warrants (ii) 150,000 shares of Common Stock issuable upon exercise of warrants having an exercise price of $2.00 per share.

(k)Represents the holdings of Midland Associates. Consists of the securities listed in note (g) above.

(l)Consists of all of the securities in notes (b), (e), (f), (h), and (i) above.

The following table indicates the beneficial ownership of the Company's Preferred Stock as of April 1, 1999, by (1) each of the directors, (2) each of the executive officers of the Company, (3) all directors, and executive officers of the Company as a group and (4) each person or entity which beneficially owned in excess of five percent of the Preferred Stock, based upon information supplied by each of the directors, nominees, executive officers and five percent beneficial owners:

Series D Redeemable Preferred Stock (a)

Name of Beneficial Owner(a)     Right to       Right to      Total Number   Percent of
                              Sole Voting    Shared Voting     of Shares    Common Stock
                              and Investment and Investment  Beneficially   Beneficially
                                 Power           Power          Owned          Owned

Mark Blundell                     0                0              0             0%
Daniel Gordon                     0                0              0             0%
Milton Kapelus                    0                0              0             0%
Rocco Cipriano                    0                0              0             0%
Michael Taylor                    0                0              0             0%
Ali Faraji                       25                0             25            50%
Gary Towning                     10                0             10            20%
Victor Gourgue                   10                0             10            20%
Pierre Dumaresq                   5                0              5            10%
All Directors and
Executive
Officers of the
Company as a group                 0                0              0             0%



(a)	The only preferred stock outstanding as at March 31, 1998 was the
Series D Redeemable Preferred Stock. The Series D Preferred has no right to vote on any matter requiring the vote of the holders of the Common Stock. Holders of Series D Preferred shall have the right to vote on any further issue of Series D Preferred recommended by the Board of Directors of the Company. The Series D Preferred is not entitled to any dividends or other distributions on the Common Stock. Upon dissolution of the Company the holder of each share of Series D Preferred is entitled to the same proportion of the outstanding shares of Common Stock of NPIL as such shares of Series D Preferred ofthe holder shall represent of the then total outstanding shares of Series D Preferred. At any time following December 31, 1998 the holders of the Series D Preferred may convert all of the Series D Preferred into shares of the Company's Common Stock using the following formula N=((V-$200,000)/(Dx2))/P where N is the number of shares of the Company's Common Stock acquired by the holder, V is the value of NPIL on the conversion date, D is the number of shares of Series D Preferred issued and outstanding on the conversion date and P is the value of the Common Stock of the Company, all as calculated pursuant to the terms of the Amended Certificate of Incorporation. 500,000 shares of Common Stock of the Company have been reserved for such a conversion. Should no conversion by the holders of the Series D Preferred occur by December 31, 2000, the Company may redeem all of the shares of the Series D Preferred for $1.00 per share. Upon termination of a holder's employment with the Company, the Series D Preferred shall be converted pursuant to the above-stated formula, except that in the event that the holder voluntarily terminates employment or is terminated for cause, the Series D Preferred shall be redeemable by the Company for $1.00 per share.

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

In a letter dated March 31, 1999, all the owners of the Series D Prefferred Stock elected to covert their entire holdings into an aggregate of 850,000 shares of the Company's Common Stock to be effective April 1999.

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


Other Transaction September 1, 1995 the Company entered into a consulting contract with Corporate Growth Services, a corporation owned by Mr. Gordon, Chairman of the Board of Directors. Corporate Growth Services provides small development stage companies with management consulting. Under the terms of the contract Corporate Growth Services receives a consulting fee of $2,000 per month over and above any fees Mr. Gordon receives for attending meetings of the Board of Directors. In the fiscal year ended March 31, 1998 Corporate Growth Services received $24,000 in such fees and in the fiscal year ended March 31, 1999, Mr. Gordon received no fees.



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

11
Statement re: computation of per share earnings (losses)

24
Power of Attorney.

99
Financial data schedule


B. Reports on Form 8-K

  June 1999 - Advising change in auditors from BDO Seidman, LLP to Goldstein and Morris CPA's PC.



SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

						NEW PARADIGM SOFTWARE CORP.
						(Registrant)




Date:   November 9, 1999                     _/s/ Mark Blundell________________
                                             Mark Blundell
                                             President & Chief Executive
                                             Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature                       Title                           Date

    /s/Mark Blundell
    Mark Blundell        Chief Executive Officer  and
                         President (principal executive
                         officer, principal financial
                         officer and principal
                         accounting officer) and Director      November 9, 1999

     /s/Daniel A. Gordon
     Daniel A. Gordon    Chairman of the Board of Directors    November 9, 1999

     /s/ Rocco Cipriano
     Rocco Cipriano      Director                              November 9, 1999

     /s/ Milton Kapelus
     Milton Kapelus      Director                              November 9, 1999

     /s/ Michael Taylor
     Michael Taylor      Secretary and Director                November 9, 1999

                         AUDITED FINANCIAL STATEMENTS


                NEW PARADIGM SOFTWARE CORP. AND SUBSIDIARIES


                        CONSOLIDATED FINANCIAL STATEMENTS



                        YEARS ENDED MARCH 31, 1999 AND 1998



Report of independent certified public accountants              F-2

Consolidated financial statements:
        Balance sheet                                           F-3
        Statements of operations                                F-4
	Statements of shareholders' equity (capital deficit)	F-5
        Statements of cash flows                                F-6
        Notes to consolidated financial statements              F-7- F-23


                Report of Independent Certified Public Accountants

New Paradigm Software Corp.
	and Subsidiaries
New York, New York

We have audited the accompanying consolidated balance sheet of New Paradigm Software Corp. and Subsidiaries as of March 31, 1999, and the related consolidated statements of operations, shareholders' equity, and cash flows for the period ended March 31, 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

The consolidated financial statements of New Paradigm Software Corp. and Subsidiaries as of March 31, 1998 were audited by other auditors whose opinion dated June 26, 1998, on those statements were qualified because of a departure from generally accepted accounting principles as described in Note 4. Additionally, the consolidated financial statements as of March 31, 1998, audited by other auditors included an explanatory paragraph that described the doubt of the Company's ability to continue as a going concern due to incurring significant operating losses, accumulated deficit, and disposition of certain businesses as discussed in Notes 1 and 14 to the financial statements.

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

Because of the inadequacy of accounting records with regard to approximately $130,000 of accrued media sales, we were unable to form an opinion regarding this receivable in the accompanying balance sheet at March 31, 1999, or the amount included in revenue for the year ended March 31, 1999.

In our opinion, except for the effects of such adjustments, if any, as might have been determined to be necessary relating to the accrued media sales and related revenue, the consolidated financial statements referred to above, present fairly, in all material respects, the financial position of New Paradigm Software Corp. and Subsidiaries at March 31, 1999, and the results of their operations and their cash flows for the period ended March 31, 1999, in conformity with generally accepted accounting principles.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As disclosed in Note 1, the Company has incurred significant operating losses since its inception, has an accumulated deficit. These conditions raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are described in Note 1. These consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.


Goldstein & Morris CPA's PC

New York, New York
November 11, 1999


                NEW PARADIGM SOFTWARE CORP. and SUBSIDIARIES


                        Consolidated Balance Sheet


                                                        March 31, 1999
                                                        --------------
Assets

Current:
      Cash and cash equivalents                            $339,526
      Accounts receivable                                   533,904
      Prepaid expenses and other current assets              37,039
                                                          ---------
           Total current assets                             910,469
Property and equipment, less accumulated depreciation
and amortization (Note 3)                                   134,830
Note receivable from Officer/Shareholder (Note 7(b))        123,975
Goodwill (net of amortization) (Note 2)                     196,275
Security deposit                                             21,000
                                                           --------
                                                         $1,386,549
                                                           ========
Liabilities and Shareholders' Equity
Current:
     Notes payable (Note 5)                                 $80,000
     Accounts payable and accrued expenses                  924,516
     Deferred revenue                                       372,516
                                                            -------
        Total current liabilities                         1,376,708
                                                            -------
Commitments and contingencies (Note 6)
Redeemable Series D preferred stock - authorized and
outstanding -  50 shares, at redemption value (Note 7 (a))       50
                                                            -------
Shareholders' Equity (Notes 7 and 9):
        Preferred stock, $.01 par value - shares
        authorized 10,000,000:
        Series A shares authorized-1,000,000; none issued
        and outstanding                                            -
        Series B shares authorized 2,000,000; none issued
        and outstanding                                            -
        Series C shares authorized 800,000; none issued
        and outstanding                                            -
        Common stock, $.01 par value - shares authorized
        50,000,000; issued and outstanding 2,901,729          29,017
        Additional paid-in capital                         9,244,709
        Deficit                                           (9,263,935)
                                                          ----------
           Total Shareholders' equity                          9,791
                                                          ----------
                                                          $1,386,549
                                                          ==========



        See accompanying notes to consolidated financial statements

                   NEW PARADIGM SOFTWARE CORP. and SUBSIDIARIES
                      Consolidated Statements of Operations

                                               Year ended        Year ended
                                              March 31, 1999   March 31, 1998
                                              --------------   --------------
Revenues:
    Revenues                                   $2,749,372         $195,461
    Cost of revenues                            1,741,183                -
                                                ---------          -------
    Gross profit                                1,008,189          195,461
                                                ---------          -------
Operating Expenses:
    Salaries and employee benefits                740,852          574,172
    Selling and general and administrative        723,508          498,433
    Depreciation and amortization                  67,932           67,913
                                                ---------       ----------
                                                1,552,292        1,140,518
                                                ---------       ----------
           Loss from operations                  (544,103)        (945,057)
                                                ---------       ----------
Other income (expense):
    Interest income                                 7,794           38,203
    Interest expense                               (2,027)          (2,100)
    Gain from reduction of liability (Note 3)      26,000          361,999
    Realized loss on sale of investment in
    restricted common stock (Note 9)                    -         (340,930)
                                                 --------           -------
                                                   31,767           57,172
                                                 --------           -------
Loss from continuing operations                  (512,336)         (887,885)
Loss from discontinued operations (Note 13)       (60,139)          (90,712)
Gain on sale of assets of discontinued
operations (Note 13)                                    -         1,396,737
                                                ---------        ----------
Net income (loss)                               $(572,475)         $418,140
                                                =========        ===========
Basic and diluted per share data
     Loss from continuing operations               $(0.19)           $(0.36)
     Loss share from discontinued operations        (0.02)            (0.04)
     Gain on sale of assets                             -              0.57
                                                   ======            ======
     Net income (loss) per Common share            $(0.21)            $0.17
                                                   ======            ======
     Basic and diluted weighted average common
     shares Outstanding                         2,718,396          2,451,729
                                                =========          =========

        See accompanying notes to consolidated financial statements

                NEW PARADIGM SOFTWARE CORP. and SUBSIDIARIES

       Consolidated Statements of Shareholders' Equity (Capital Deficit)
               Years ended March 31, 1998 and 1997 (Note 7)

                        Preferred stock                      Additional     Unrealized                   Total
                        Series A, B, C         Common Stock Paid in Capital on investment   Deficit  Shareholders
                            and D                                           in restricted            equity (capital
                        Shares    Par Value   Shares Par Value                stock                     deficit)
-------------------------------------------------------------------------------------------------------------------
Balance, March 31, 1997        -     $    -  2,451,729  $24,517 $9,150,209    $(335,241)  $(9,109,599)   $(270,114)
Issuance of Series D
Preferred Stock in
November 1997 (Note 7(a))     50          1          -        -         49            -             -           50
Reclassifaction of Series
D redeemable preferred
stock                        (50)        (1)         -        -        (49)           -             -          (50)
Sale of Restricted Stock       -          -          -        -          -      335,241             -      335,241
Net income for the year        -          -          -        -          -            -       418,140      418,140
------------------------------------------------------------------------------------------------------------------
Balance, March 31, 1998        -          -  2,451,729   24,517  9,150,209            -    (8,691,459)     483,267
Issuance of common stock
for acquisition                -          -    250,000    2,500     72,500            -             -       75,000
Issuance of common stock for
settlement of note payable     -          -    200,000    2,000     22,000            -             -       24,000
Net loss for the year          -          -          -        -          -            -      (572,476)    (572,476)
-------------------------------------------------------------------------------------------------------------------
Balance, March 31,1999         -      $   -  2,901,729  $29,017  $9,244,709           -   $(9,263,935)    $  9,791
==================================================================================================================

        See accompanying notes to consolidated financial statements

                       NEW PARADIGM SOFTWARE CORP. and SUBSIDIARIES
                      Consolidated Statements of Cash Flows (Note 8)

                                                 Year ended       Year ended
                                               March 31, 1999   March 31, 1998
                                               --------------   --------------
Cash flows from operating activities:
     Net Income (loss)                              $(572,476)        $418,140
                                                     --------      ------------
     Adjustments to reconcile net loss to net
     cash used in operating activities:
        Depreciation and amortization                  87,932           86,055
        Provision for bad debt                         20,000                -
        Gain on sale of assets                              -       (1,396,737)
        Gain from reduction of liability              (26,000)        (361,999)
        Loss on sale of investment in restricted
        Loss from discontinued operation               60,139                -
        common stock                                        -          340,930
        Deferred rent payable                               -          (71,127)
        Issuance of Series D redeemable preferred
        stock to employees pursuant to a
        restricted grant                                    -               50
        Noncash interest expense                        2,027            2,100
        Changes in assets and liabilities:
            (Increase) decrease in:
            Accounts receivable                      (307,353)           4,619
            Notes receivable from officer/shareholder  (6,840)               -
            Prepaid expense and other current assets   (5,619)          19,946
            Other assets                              (21,000)          71,266
        Increase (decrease) in:
              Accounts payable and accrued expenses   316,637         (196,340)
              Deferred revenue                        372,192                -
                                                   -----------      -----------
    Net cash used in operating activities             (80,361)      (1,083,097)
                                                   -----------      -----------
Cash flows from investing activities:
        Purchases of property and equipment           (63,278)         (24,654)
        COPERNICUS development costs                        -           (8,334)
        Sale of Copernicus and EDI businesses               -        2,056,000
        Fees paid in connection with sale of
        Copernicus and EDI businesses                       -         (285,361)
        Loan to officer/shareholder                         -         (114,000)
        Principal receipts on note receivable         187,300           62,373
        Cash acquired upon acquisition                 84,770                -
                                                    ---------         ---------
    Net cash provided by (used in)
    financing activities:                             208,792        1,686,024
                                                    ---------         ---------
Cash flows from financing activities:
        Acquisition of Series C redeemable preferred
        stock                                               -         (200,000)
        Proceeds from note payable                          -           30,000
        Repayment of debt                                   -         (550,000)
                                                     ---------         -------
Net cash provided by (used in) financing
activities                                                  -         (720,000)
                                                     ---------         -------
Net increase (decrease) in cash and cash equivalents  128,431         (117,073)
Cash and cash equivalents, beginning of period        211,095          328,168
                                                     --------        ---------
Cash and cash equivalents, end of period             $339,528         $211,095
                                                     --------        ---------

      See accompanying notes to consolidated financial statements


1. Organization and Summary of Accounting Policies


Organization and Business

New Paradigm Software Corp. (the "Company") a New York corporation, was founded in July 1993 and commenced operations on November 1, 1993. The Company through its wholly owned subsidiary, SKC, Inc. ("SKC"), is an advertising agency, and New Paradigm Inter-Link, Inc. ("NPIL"), is engaged in the advertising and communications business. In addition, NPIL is engaged in the research and development of commercial applications for the Internet.


Basis of Presentation

The accompanying consolidated financial statements have been prepared on the basis that the Company will continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has incurred significant operating losses since inception and has an accumulated deficit at March 31, 1999. As discussed in Note 14, the Company disposed of its COPERNICUS and EDI businesses.
General and administrative expenses, employee costs, professional fees and occupancy expenses from continuing operations will be incurred which, in the absence of significant income from new operations, will produce continuing net losses and an increase in accumulated deficit annually. Although there can be no assurance of its success, management intends to continue to develop its Internet business (through its subsidiary NPIL) and also intends to seek acquisitions of or other business combinations with other businesses in related fields.


Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries, NPIL and SKC. All material intercompany accounts and transactions are eliminated.


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


Goodwill

The Company 's goodwill arose from the purchase of assets less the assumption of liabilities of SKC Inc. Goodwill is amotized over a fifteen year period utilizing the straight-line method.


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

Advertising revenues are derived from commissions for placement of advertisement in various media and from fees for staffing and for production of advertisements and marketing projects. Revenue ios generally recognized when billed. Billings are primarily rendered upon presentation date for media, when staff is used, when costs are incurred or printed production is complete.


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

Recent Accounting Standards

In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." This statement is effective in the year 2000 but is not expected to affect the Company.


2. Acquisition

On April 1, 1998 the Company purchased certain assets subject to certain liabilities related to the advertising of Kapelus & Cipriano Inc., trading as Schoen, Kapelus & Cipriano, ("SKC") for 250,000 common shares valued at $75,000. The business combination was accounted for as a purchase, and, accordingly, SKC's results are included in the consolidated financial statement since the date of acquisition. The purchase price, which was financed through the issuance of common stock, has been allocated to the assets of SKC based upon their respective fair market values. The liabilities assumed less the excess of the assets acquired is approximately $210,000 (Goodwill), and is being amortized over 15 years.

In addition, subject to a buyout agreement, the Company will be paying to the principals of SKC, in each of the next three years, an amount equal to 16.667% of the net revenue of SKC (as defined in the buyout agreement) commencing on the closing date and ending on the third anniversary of the closing date, less one sixth of the net liabilities (as defined in the closing agreement). Such buyout payments shall be made at 8.334% of the net revenue of SKC less one sixth of the net liabilities paid in cash and 8.333% of the net revenues of SKC paid in shares of the Company's common stock.

In connection with the SKC purchase, the assets acquired and liabilities assumed are as follows:

        Tangible assets acquired at fair value          $325,000
        Goodwill                                         210,000
        Liabilities assumed at fair value               (410,000)
                                                        ---------
                Total purchase price                    $ 75,000

The following pro forma consolidated results of operations have been prepared as if the acquisition of SKC had occurred as of the beginning of fiscal 1998:

                                                March 31, 1999   March 31, 1998
                                                   (Audited)       (Unaudited)
        Net sales                                 $2,750,000       $3,027,000)
        Net loss from continuing operations         (512,000)        (980,000)
        Net loss per share from continuing operations  (0.19)           (0.40)

The pro forma consolidated results do not purport to be indicative of the results that would have occured had the acquisition been in effect for the periods presented, nor do they purport to be indicative of the results that will be obtained in the future.


3. Property and Equipment

Property and equipment consists of the following as of March 31, 1999:

        Computer equipment                $ 263,694
        Software                             77,876
        Furniture and fixtures               91,843
        Telephone system                     37,262
                                            -------
                                            470,675
        Less: Accumulated depreciation
        and amortization                    335,845
                                           --------
                                           $134,830
                                           --------

4. Accounts payable/Gain from Reduction of Liability

The Company had an outstanding liability of $461,999 payable to its former corporate counsel. The Company has disputed the amount of this balance with such counsel and estimates the liability will be settled for an amount of approximately $100,000, which is included in accounts payable and accrued expenses at March 31, 1998. Accordingly, the Company has recorded a gain of $361,999 from the reduction of this liability in its statement of operations for the year ended March 31, 1998. The Company settled this liability for $74,000 recording a gain of $26,000 for the year ended march 31, 1999.


5. Notes Payable

Notes payable as of March 31, 1999 are as follows:

        The Company received a loan from a former officer, Mr. John
        Brann (see Note 6(b)), in the amount of $30,000 pursuant to his termination agreement.  The loan will be repaid by 50%
        of any and all royalties due to the Company up to $40,000
        pursuant to the terms of the Copernicus Sale Agreement (see
        Note 14) or the Company may prepay the loan at any time plus
        interest at 8% per annum.                                      $30,000

        Note payable to former corporate counsel pursuant to settlement agreement. The note matures in June 2007 and requires monthly
        principal payments of $500 plus interest of 8% per annum.       50,000
                                                                       -------
                                                                       $80,000

6. Income Taxes

The Company's net operating loss carryforwards account are approximately as follows:


Period or Year                            Net operating
ended March 31,     Year of expiration  loss carryforward
---------------------------------------------------------
    1994                    2009             $157,000
    1995                    2010            1,954,000
    1996                    2011            3,542,000
    1997                    2012            2,958,000
    1999                    2014              572,000
                                           ----------
                                           $9,183,000
                                           ----------


The tax benefit of these losses (approximately $4,200,000 at March 31, 1999) is subject to limitations due to the change in control for income tax purposes resulting from the Company's Initial Public Offering ("IPO") in August 1995. The tax benefit of these losses has been fully reserved by a valuation allowance of the same amount due to the uncertainty of its realization.


7. Commitments and Contingencies

(a) Leases
The Company leases sales and office space under an operating leases which expire on February 28, 2001 and May 31, 2002.

The future minimum rental payments under this sublease agreement are approximately as follows:

        Year ending March 31,
        ---------------------
        2000                 $155,000
        2000                  148,000
        2001                   73,000
                             --------
                             $376,000
                             --------

Rent expense for the years ended March 31, 1999 and 1998 amounted to approximately $163,000, and $66,000 respectively.


(b)	Employment Agreements

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

(ii) On May 13, 1997 the Company entered into an agreement with John Brann, the former Secretary/Treasurer and Vice President of the Company, to terminate his employment with the Company (the "Termination Agreement") pursuant to an employment agreement dated June 14, 1993, as amended. Termination of Mr. Brann's employment was a condition of the sale of the Copernicus asset to VIE Systems, Inc. ("VIE") (see Notes 5 and 13). As consideration for the termination under the termination Agreement, the Company paid Mr. Brann a total of $50,000.

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


(d) Joint Venture

In January 1998, through its wholly owned subsidiary, NPIL, the Company entered into a joint venture with three New York advertising agencies to provide Website creation, Internet and electronic commerce applications, Internet hosting and Internet media buying services. The joint venture resulted in the formation of a new corporation, Future Paradigm, Inc.
("FPI"). The three advertising agencies plan to direct their Internet related business to FPI and have an equity interest therein. The Company owns 51% of FPI. During fiscal 1999 the Company ceased to operate FPI and acted as a subcontractor to the advertising agencies.


8. Shareholders' Equity

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

In February 1995, the Board of Directors subdivided the preferred stock to create a Series B preferred stock with 2,000,000 shares authorized. On
March 23, 1995, 1,212,500 shares of Series B preferred stock ("B Preferred"), par value $.01 per share, were issued. On April 13, 1995, an additional 100,000 shares of Series B Preferred were issued. The shares of B Preferred were convertible into a number of shares of common stock equal to the number of shares of B Preferred to be converted multiplied by $1.00 divided by the price at which common stock is sold by the Company in an IPO. Upon completion of the IPO, these shares of B Preferred were converted into shares of common stock on a 1-for-3.75 basis and all of the shares of B Preferred were retired and restored to the status of authorized but unissued shares of preferred stock.

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

On July 23, 1997, the Company redeemed its 800,000 Series C Redeemable Preferred Stock for $200,000 pursuant to the sale of the Copernicus asset (see
Note 14) in accordance with the terms described above.

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

        subsequent to the end of fiscal 1999
        the holders of all Series D Preferred
        Stock converted into 850,000 shares of
        the Company's Common Stock.

(b)	Warrants

At March 31, 1999, the Company had outstanding warrants as follows:


                                  Number of       Exercise Price   Expiration Date
                                common shares       per share
                                   issuable
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

In January 1, 1999 two directors were each granted 50,000 options to purchase shares of common stock at an exercise price of $.25 per share. These options expire on December 31,2009.

The following tables contain information on the employee, executive and director stock options for the two-year period ended March 31, 1999:

                    Option    Exercise Price   Weighted Average
                    Shares    Range per Share   Exercise Price
---------------------------------------------------------------
Outstanding,
March 31, 1997     629,865     1.25 to  6.00         3.10
Granted            665,000     0.16 to  0.25         0.16
Exercised                -           -                  -
Canceled          (326,866)    1.25 to  4.50         3.47
---------------------------------------------------------------
Outstanding,
March 31, 1998     967,999    $0.16 to $6.00        $1.96
Granted            316,000     0.25 to  0.34         0.31
Exercised                -           -                  -
Canceled          (307,999)    0.16 to  6.00         1.82
---------------------------------------------------------------
Outstanding
March 31, 1999     976,000    $0.16 to $5.125       $0.52
----------------------------------------------------------------


                    Option    Exercise Price   Weighted Average
                    Shares    Range per Share   Exercise Price
---------------------------------------------------------------
Exercisable at
year ended
March 31:
    1998           602,999     0.16 to  6.00          1.49
    1999           714,000     0.16 to  5.125         0.64


                                               Weighted Average
                                                  Fair Value
                                               ----------------
Options
granted in:
     1998                                             $0.09
     1999                                              0.26

The following table summarizes information about stock options outstanding at March 31, 1999:

                           Range of Exercise Prices

                          $.16-0.25  $0.34-0.50    $5.125
-----------------------------------------------------------
Outstanding options:
Number outstanding at
March 31, 1999              710,000     206,000     60,000
Weighted average
remaining contractual
life (years)                  3.33        10.0        6.72
Weighted average
exercise price               $0.18       $0.34      $5.125
Exercisable options:
Number outstanding at
March 31, 1999              452,500     201,500     60,000
Weighted average
exercise price               $0.14       $0.17       $5.13
-----------------------------------------------------------


SFAS No. 123 requires the Company to provide pro forma information regarding net loss and loss per share as if compensation cost for the Company's stock option plans had been determined in accordance with the fair value based method prescribed in SFAS No. 123.

The Company estimates the fair value of each stock option at the grant date by using the Black-Scholes option-pricing model with the following weighted average assumptions used for grants during the years ended March 31, 1998 and 1997, respectively; no dividends paid for all years; expected volatility of 45.8% in 1999 and 45.5% in 1998; weighted average risk-free interest rates of 5.20% and 5.94.23% respectively; and expected lives of 9.8 to 4.2 years, respectively.

Under the accounting provisions of SFAS No. 123, the Company's net income
(loss) and earnings (loss) per share would have been reduced to the pro forma amounts indicated above.

                                            Year ended March 31,
                                        1999                    1998
                                     ---------------------------------
Net Income (loss):
           As reported               $(572,475)               $418,140
           Pro forma                  (624,205)                349,285
Basic and diluted earnings per share:
           As reported                  $(0.21)                  $0.17
           Pro forma                     (0.23)                   0.14


9. Supplemental Disclosures of Cash Flow Information

                                Year ended March 31,
                                 1998         1997
                                --------------------
Cash paid during the
period for:
    Interest                       $-      $19,000
----------------------------------------------------
    Income taxes                   $-           $-
----------------------------------------------------

Supplemental disclosures of noncash investing activities:

Year ended April 31, 1999
-------------------------
On April 1, 1998 the Company issued 250,000 shares of Common stock valued at $75,000 for the acquisition of business assets valued at $325,000 and assumed liabilities in the amount of $460,000.

The Compan issued 200,000 shares of common stock valued at $24,000 in reduction of a note payable.

Year ended April 31, 1999
-------------------------
From the sale of its EDI business, in Fiscal 1998 the Company received a note in the amount of $309,812.


10. Loss on Sale of Investment in Restricted Common Stock

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


11. Employee Benefit Plan

Effective February 15, 1996, the Company implemented a 401(k) profit sharing plan covering substantially all employees. Contributions to the plan are at the discretion of the Board of Directors. The Board did not elect to make a contribution for the years ended March 31, 1999 or 1998.


12. Related Party Transactions

(a) During the year ended March 31, 1998, the Company incurred consulting fees ofapproximately $24,000 to a consulting firm owned by the Company's Chairman of the Board of Directors. No fees were incurred during the year ended March 31, 1999

(b) During the year ended March 31, 1998, the Company incurred consulting fees ofapproximately $11,000 to a current director for consulting work in the advertising field. In addition, this director is entitled to a 5% finders' fee for any acquisitions of advertising agencies which he introduces to the Company. No fees were incurred during the year ended March 31,1999.


13. Major Customers

Revenues from one major customers for the year ended March 31, 1999 accounted for approximately 20% of the Company's total revenues. The total accounts receivable from this customer at March 31, 1999 amounted to 19% of the total accounts receivable balance.

Revenues from one major customer for the year ended March 31, 1998 accounted for approximately 37% of the Company's total revenues. There was no receivables due from this customer at March 31, 1998.


14. Gain on Sale of Assets/Discontinued Operations

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

b) Sale of EDI business

Until April 1, 1997, through its wholly owned subsidiary, New Paradigm Commerce ("NPC") (formerly New Paradigm Golden Link), the Company operated a service bureau business providing electronic data interchange ("EDI") services (the conveying of business documents electronically). As of April 1, 1997, the Company sold its EDI business to Custom Information Systems Corp. of New York ("CIS") for $6,000 and a note receivable monthly over three years with a face value of $355,000 and a present value of approximately $300,000. The balance of this note at March 31, 1998 was $247,439. During the year ended March 31, 1999, the Company accepted $187,300 and took a $60,139 loss.

c) Discontinued Operations

The dispositions of the businesses disclosed in (a) and (b) above have been presented as discontinued operations and the balance sheet at March 31, 1999 and statements of operations for the two years then ended have been restated to conform to this presentation. The gain on disposal of such businesses which aggregated $1,396,737 was included in the statement of operations for the year ended March 31, 1998. Financial results of the businesses included as discontinued operations are as follows:

Operating Data for  COPERNICUS and EDI combined:

                                          Year ended March   Year ended March
                                               31, 1999           31, 1998
---------------------------------------------------------------------------
Software fees, royalties and licensing fees            -           $51,512
                                                 -------           --------
Expenses:
  Employee costs                                       -            35,217
  General and administrative                           -            81,223
  Settlement of note                              60,139                 -
  Depreciation and amortization                        -            25,784
                                                 -------          ---------
                                                 $60,139          $142,224
                                                ---------       -----------
Net Loss from discontinued operations           $(60,139)         $(90,712)
                                                ---------       -----------


15. Subsequent Events

Subsequent to March 31, 1999, the Company through its wholly owned subsidiary NPACCII, entered into an agreement to purchase certain assets subject to certain liabilities related to the advertising business of Sutton & Partners, Inc. ("SP") in a business combination accounted for as a purchase. The purchase price for this acquisition was 50,000 shares of the Company's Common stock delivered at closing, plus a payout over each of the next three years in Common stock of one-third of the net book value of assets less related liabilies acquired at closing.

In addition, subject to a buy out agreement, the Company will be paying to the principals of SP in each of the next three years an amount equal to 25% of the net revenue of SP (as defined in the buy out agreement) commencing on the closing date and ending on the third anniversary of the closing date, less one third of the net liabilies (as defined in the buy out agreement). Such buy out payment shall be made at 12.5% of the net revenue of SP paid in shares of the Company's Common stock.

In April 1999 the Redeemable Series D Preferred Stock was converted in accordance with its terms into 850,000 shares of Common Stock.