Form 10QSB
period 1999-06-30
NEW PARADIGM SOFTWARE CORP
filed 2000-01-05
CIK 933733

SECURITIES AND EXCHANGE COMMISSION
                        WASHINGTON, D.C. 20549
                               FORM 10-QSB

   QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
                             ACT OF 1934


              For the quarterly period ended June 30, 1999

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
Yes _X_ No ___

State the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

________Class_______   _Outstanding as of December 28, 1999
Common Stock, par value $.01 per share               3,921,029

Transitional Small Business Format (Check one): Yes___ No __X




PART I
FINANCIAL INFORMATION

Item 1.	Financial Statements

Financial statements are included herein following Part II, Item 6. These statements are unaudited, but reflect all adjustments that, in the opinion of management, are necessary to provide a fair statement of the results for the periods covered. All such adjustments are of a normal recurring nature except where stated.

Item 2.	Management's Discussion and Analysis of Financial
Condition and Results of Operation

General

New Paradigm Software Corp. (the "Company") was organized in July 1993 and commenced operations in November 1993. The Company completed its initial public offering in August 1995. Since the sale of its computer software business in 1997, the Company has repositioned itself as an Internet company. The Company has concentrated on partnering with advertising agencies as they have relationships with target customers. As an Internet company, the Company has developed several proprietary Internet software products, which are instrumental for clients to build and maintain an effective and efficient web site. The Company intends to develop separate businesses based on these Internet products as resources permit.

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


Comparison of fiscal quarters

1. Changes in Financial Condition

As of April 1, 1998, the Company acquired certain assets and assumed certain liabilities of Kapelus & Cipriano, Inc., ("K&C") a Westchester-based full-service advertising agency, through its wholly owned subsidiary SKC. The agreement allowed for additional payments to be made to the owners of SKC based on performance of SKC. Consequently as of April 1 1999, 89,286 shares of common stock and $50,000 were issued to the former owners of K&C.

As of April 1, 1999 all the owners of the series D Preferred Stock elected to convert their entire holdings into an aggregate of 850,000 shares of the Company's Common Stock

2. Results of Operations

The Company's gross revenue from its continuing operations increased 125% from $488,324 for the quarter ended June 30, 1998 to $1,102,719 for the quarter ended June 30, 1999 due to the increase in customers.

The Company's operating expenses decreased 2% from $383,924 to $373,806 for the quarter ended June 30, 1999 compared to the quarter ended
June 31, 1998.

The components of the operating expenses are as follows:

General and administrative costs decreased 5% from $314,947 for the quarter ending June 30, 1998 to $298,140 for the quarter ending June 30, 1999.

Professional fees increased 13% from $20,950 for the quarter ending June 30, 1998 to $22,598 for the quarter ending June 30, 1999.

There were no marketing costs for the quarter ended June 30, 1999 compared to $3,142 for the quarter ended June 30, 1998.

Occupancy costs decreased by 2% from $39,016 for the quarter ending June 30, 1998 to $38,317 for the quarter ending June 30, 1999.

Amortization of goodwill increased from $2,674 for the quarter ending June 30, 1998 to $3,500 for the quarter ending June 30, 1999 due to the adjustment in purchase price for K&C.

Depreciation and amortization increased from $2,674 for the quarter ending June 30, 1998 to $11,250 for the quarter ending June 30, 1999 due to the purchase of additional equipment.

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
(losses).

(b) The following reports have been filed on Form 8-K since June 30, 1999:

None

                NEW PARADIGM SOFTWARE CORP. and subsidiaries

                        Consolidated Balance Sheets


                                                        March 31, 1999      June 30, 1999
                                                        --------------      -------------
Assets                                                                        (unaudited)

Current:
      Cash and cash equivalents                            $339,526           $   5,677
      Accounts receivable                                   533,904             669,079
      Prepaid expenses and other current assets              37,039              70,213
                                                          ---------           ---------
           Total current assets                             910,469             744,969
Property and equipment, less accumulated depreciation
and amortization                                            134,830             136,182
Goodwill net of accumulated depreciation                    196,275             273,132
Note receivable from Officer                                123,975             123,975
Security Deposit                                             21,000              21,000
                                                         ----------          ----------
                                                         $1,386,549          $1,299,258
                                                         ==========          ==========
Liabilities and Shareholders' Equity
Current:
     Notes payable                                        $  80,000           $  64,215
     Accounts payable and accrued expenses                  924,516           1,136,445
     Deferred revenue                                       372,192              24,180
                                                         ----------          ----------
        Total current liabilities                        $1,376,708          $1,224,840
                                                         ----------          ----------
Notes payable                                                     -              40,000
Notes payable - officers                                          -              50,000
                                                         ----------          ----------
        Total liabilities                                $1,376,708          $1,314,840
                                                         ----------          ----------
Commitments and contingencies
Redeemable Series D preferred stock - authorized and
outstanding -  50 shares, at redemption value                    50                   -
                                                            -------           ---------
Shareholders' Equity :
   Preferred stock, $.01 par value - shares
   authorized 10,000,000:
   Series A shares authorized-1,000,000; none issued
   and outstanding                                                -                  -
   Series B shares authorized 2,000,000; none issued
   and outstanding                                                -                  -
   Series C shares authorized 800,000; none issued
   and outstanding                                                -                  -
   Common stock, $.01 par value - shares authorized
   50,000,000; issued and outstanding 2,901,729
   and 3,846,029                                             29,017             38,460
   Additional paid-in capital                             9,244,709          9,266,473
   Deficit                                               (9,263,935)        (9,320,516)
                                                         ----------         -----------
           Total Shareholders' equity                         9,791            (15,583)
                                                         ----------         -----------
                                                         $1,386,549         $1,299,257
                                                         ==========         ===========



        See accompanying notes to consolidated financial statements


               NEW PARADIGM SOFTWARE CORP. and subsidiaries

                  Consolidated Statements of Operations

                           Three months         Three months
                              ended                ended
                          June 30, 1998        June 30, 1999
                           (unaudited)          (unaudited)

Revenues:
 Consulting design         $  488,324          $ 1,102,719
                              313,205              786,174
                              -------           ----------
                              175,119              316,545
Expenses:
 General and administrative   314,947              298,141
 Professional fees             20,950               22,598
 Marketing                      3,195                    -
 Occupancy                     39,016               38,317
 Goodwill                       2,674                3,500
 Depreciation and amortization  3,142               11,250
                              -------           ----------
                              383,924              373,806
                              -------           ----------
 Loss from operations        (208,805)             (57,261)
 Other income (expense):
  Interest income                 369                1,615
  Interest expense             (1,244)                (903)
                              -------           ----------
                               (  875)                 711
                             ---------          ----------
Net loss                    $(209,680)            $(56,550)
                            ==========          ==========

Per share data

Net loss per share         $     (.08)           $    (.02)

Weighted average common
 shares outstanding         2,701,729            3,846,029

           See accompanying notes to consolidated financial statements

                      NEW PARADIGM SOFTWARE CORP. and subsidiaries

                                         Three months              Three months
                                            ended                     ended
                                        June 30, 1997             June 30, 1998
                                         (unaudited)               (unaudited)

Cash flows from operating activities:
  Net loss                              $(209,680)                  $  (56,550)
  Adjustments to reconcile net loss to
  net cash used in operating activities:
     Depreciation and amortization          2,927                       14,750
  Changes in assets and liabilities:
       (Increase) decrease in:
         Accounts receivable             (138,885)                    (135,175)
         Notes payable                          -                      (15,785)
         Other assets                    (128,177)                     (33,174)
       Increase (decrease) in:
         Accounts payable
         and accrued expenses             270,309                      211,929
         Prepayments                      120,000                            -
         Deferred rent                          -                     (348,012)
                                        ----------                    --------
           Total adjustments              126,174                     (307,526)
                                        ----------                    --------
   Net cash provided by (used in)
      operating activities                (83,506)                    (364,076)
                                        ----------                   ---------
Cash flows from investing activities:
  Acquisition of property and equiment          -                      (12,602)
  Acquisition of business net of cash    (157,729)                     (80,357)
                                        ----------                    ---------
    Net cash used in investing
      activities:                        (157,729)                     (92,959)
                                        ----------                    ---------
Cash flows from financing activities:
  Issue of common stock                    50,002                       31,157
  Proceeds of notes payable                30,000                       40,000
  Proceeds of note payable-officers        26,217                       50,000
                                        ----------                     -------
    Net cash used in financing
      activities                           106,219                     121,157
                                        ----------                     -------
Net increase (decrease) in cash
  and cash equivalents                   (135,016)                    (333,819)
Cash and cash equivalents,
 beginning of period                      211,079                      339,526
                                        ---------                     --------
Cash and cash equivalents,
 end of period                         $   76,079                   $    5,677
                                       ==========                   ==========

           See accompanying notes to consolidated financial statements


Note 1 -

The accompanying financial statements should be read in conjunction with the Company's financial statements for the fiscal year ended
March 31, 1999, together with the accompanying notes included in the Company's 10-KSB for the fiscal year ended March 31, 1999. In the opinion of management, the interim statements reflect all adjustments which are necessary for a fair statement of the results of the interim periods presented. The interim results are not necessarily indicative of the results for the full year.


SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                  NEW PARADIGM SOFTWARE CORP.
                                  (Registrant)



Date:   December 28, 1999            /s/ Mark Blundell________________________
                                   Mark Blundell
                                   President & Chief Financial Officer