Form 10QSB
period 1999-09-30
NEW PARADIGM SOFTWARE CORP
filed 2000-01-05
CIK 933733

SECURITIES AND EXCHANGE COMMISSION
                         WASHINGTON, D.C. 20549
                              FORM 10-QSB

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934


           For the quarterly period ended September 30, 1999

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

________Class_______   _Outstanding as of December 29, 1999
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

Item 2.	Management's Discussion and Analysis of Financial Condition and
		Results of Operation
Comparison of fiscal quarters

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

1. Changes in Financial Condition

As of July 1, 1999, the Company acquired certain assets and assumed certain liabilities of Sutton & Partners, Inc., ("SP") a Connecticut-based full-service advertising agency, through its wholly owned subsidiary New Paradigm Acquisition Co II, a wholly owned subsidiary of the Company. 50,000 common shares of the Company were issued to the former owners of SP.

The acquisition of assets generated goodwill of $84,237 which is being written-off over 15 years.

2. Results of Operations

Six Months Ended September 30, 1999
The Company's revenue from its continuing operations increased 100%
from $1,160,883 for the six months ended September 30, 1998 to $2,319,683 for the six months ended September 30, 1999 due to the increase in customers for both advertising and internet related business.

The Company's operating expenses increased 11% from $761,713 to $848,526 for the six months ended September 30, 1999 compared to the six months ended September 30, 1998. This was primarily due to the increase in the average number of employees.

The components of the operating expenses are as follows:

  General and administrative costs increased 11% from $629,540 for the six months ending September 30, 1998 to $700,405 for the six months ending September 30, 1999. This was mainly due to the increase in staff.

  Professional fees increased 30% from $28,875 for the six months ending September 30, 1998 to $37,632 for the six months ending September 30, 1999. The higher professional fees for the six months ended
  September 30, 1999 were due to increased activity by the Company.

  There were no marketing costs for the six months ended September 30, 1999 compared to $4,060 for the six months ended September 30, 1998.

  Occupancy costs increased by 2% from $78,938 for the six months ending September 30, 1998 to $80,573 for the six months ending September 30, 1999.

  Amortization of goodwill increased from $5,348 for the six months ending September 30, 1998 to $7,000 for the six months ending September 30, 1999 due to the adjustment in purchase price for K&C.

  Depreciation and amortization increased from $14,952 for the six months ending September 30, 1998 to $22,916 for the six months ending
  September 30, 1999 due to the purchase of additional equipment.


Quarter Ended September 30, 1999

The Company's revenue from its continuing operations increased 81% from $672,559 for the quarter ended September 30, 1998 to $1,216,964 for the quarter ended September 30, 1999 due to the increase in customers for both advertising and internet related business.

The Company's operating expenses increased 26% from $377,789 to $474,718 for the quarter ended September 30, 1999 compared to the quarter ended September 31, 1998. This was primarily due to the increase in the average number of employees that the Company employed.

The components of the operating expenses are as follows:

  General and administrative costs increased 28% from $314,593 for the quarter ending September 30, 1998 to $402,264 for the quarter ending September 30, 1999. This was mainly due to the increase in staff.

  Professional fees increased 80% from $7,925 for the quarter ending September 30, 1998 to $15,033 for the quarter ending September 30, 1999. The higher professional fees for the quarter ended September 30, 1999 were due to increased activity by the Company.

  There were no marketing costs for the quarter ended September 30, 1999 compared to $865 for the quarter ended September 30, 1998.

  Occupancy costs increased by 6% from $39,922 for the quarter ending September 30, 1998 to $42,255 for the quarter ending September 30, 1999.

  Amortization of goodwill increased from $2,674 for the quarter ending September 30, 1998 to $3,500 for the quarter ending September 30, 1999 due to the adjustment in purchase price for K&C.

  Depreciation and amortization increased from $11,810 for the quarter ending September 30, 1998 to $11,666 for the quarter ending
  September 30, 1999.



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

(b) The following reports have been filed on Form 8-K since
September 30, 1999:

None



NEW PARADIGM SOFTWARE CORP. and subsidiaries

Consolidated Balance Sheets


                                                        March 31, 1999      June 30, 1999
                                                        --------------      -------------
Assets                                                                        (unaudited)

Current:
      Cash and cash equivalents                            $339,526           $  85,588
      Accounts receivable                                   533,904             342,869
      Work in progress                                            -             270,000
      Prepaid expenses and other current assets              37,039              81,917
                                                          ---------           ---------
           Total current assets                             910,469             780,374
Property and equipment, less accumulated depreciation
and amortization                                            134,830             164,424
Goodwill net of accumulated depreciation                    196,275             352,465
Note receivable from Officer                                123,975             123,975
Security Deposit                                             21,000              21,000
                                                         ----------          ----------
                                                         $1,386,549          $1,442,238
                                                         ==========          ==========
Liabilities and Shareholders' Equity
Current:
     Notes payable                                        $  80,000           $ 124,951
     Accounts payable and accrued expenses                  924,516             743,171
     Deferred revenue                                       372,192             467,916
                                                         ----------          ----------
        Total current liabilities                        $1,376,708          $1,336,038
                                                         ----------          ----------
Notes payable                                                     -              40,000
Notes payable - officers                                          -              50,000
                                                         ----------          ----------
        Total liabilities                                $1,376,708          $1,426,038
                                                         ----------          ----------
Commitments and contingencies
Redeemable Series D preferred stock - authorized and
outstanding -  50 shares, at redemption value                    50                   -
                                                            -------           ---------
Shareholders' Equity :
   Preferred stock, $.01 par value - shares
   authorized 10,000,000:
   Series A shares authorized-1,000,000; none issued
   and outstanding                                                -                  -
   Series B shares authorized 2,000,000; none issued
   and outstanding                                                -                  -
   Series C shares authorized 800,000; none issued
   and outstanding                                                -                  -
   Common stock, $.01 par value - shares authorized
   50,000,000; issued and outstanding 2,901,729
   and 3,846,029                                             29,017             38,210
   Additional paid-in capital                             9,244,709          9,334,685
   Deficit                                               (9,263,935)        (9,357,695)
                                                         ----------         -----------
           Total Shareholders' equity                         9,791             16,200
                                                         ----------         -----------
                                                         $1,386,549         $1,442,238
                                                         ==========         ===========





            See accompanying notes to consolidated financial statements


               NEW PARADIGM SOFTWARE CORP. and subsidiaries

                    Consolidated Statements of Operations

                                Three months    Three months     Six Months     Six months
                               ended September  ended September ended September ended September
                                  30, 1998        30, 1999         30, 1998      30, 1999
                                (unaudited)     (unaudited)       (unaudited)   (unaudited)

Revenues:
  Advertizing,internet services 627,287          1,216,964         1,160,883       2,319,683
  Cost of Goods                 410,670            776,163           737,875       1,564,396
                                -------          ---------         ---------       ---------
                                261,889            440,801           437,008         755,287

Expenses:
  General and administrative    314,593            402,264           629,540         700,405
  Professional fees               7,925             15,033            28,875          37,632
  Marketing                         865                  -             4,060               -
  Occupancy                      39,922             42,255            78,938          80,573
  Goodwill                        2,674              3,500             5,348           7,000
  Depreciation and amortization  11,810             11,666            14,952          22,916
                                -------            -------           -------         -------
                                377,789            474,718           761,713         848,526
                                -------            -------           -------         -------
Loss from operations           (115,900)           (33,917)         (324,705)        (93,239)
Other income (expense):
  Interest income                 1,710                492             2,079           2,044
  Interest expense               (1,050)            (1,662)           (2,294)         (2,565)
                                -------              ------           ------         -------
                                    660             (1,233)             (215)           (521)

Net loss from continuing
operations                     (115,240)           (34,444)         (324,920)        (93,760)
Net loss from early repayment
of loan receivable              (60,139)                 -           (60,139)              -
                                -------            --------        ----------         ------
Net income (loss)              (175,379)           (34,444)         (385,059)        (93,760)
                                -------            --------        ----------         ------
Net loss per share from
continuing operations         $  (0.04)        $     (.01)      $    (0.12)        $    (.02)
Net loss per share from
discontinued operations          (0.02)                 -            (0.02)                -
                                -------              ------          ------            ------
Net income (loss) per share      (0.06)              (.01)           (0.14)             (.02)

Weighted average common shares
    outstanding                2,701,729         3,921,029         2,701,729        3,883,529

        See accompanying notes to consolidated financial statements

                NEW PARADIGM SOFTWARE CORP. and subsidiaries
                     Consolidated Statement of Cashflow

                                        Six months         Six months
                                     ended September     ended September
                                        30, 1998           30, 1999
                                        (unaudited)        (unaudited)

Cash flows from operating
activities:
     Net income (loss)               $      (385,059)      $    (97,760)

  Adjustments to reconcile net
  income (loss) to net cash used in
  operating activities:
    Depreciation and amortization             14,623             29,916
    Changes in assets and liabilities:
       Decrease (increase) in:
         Accounts receivable                (399,584)           191,035
         Work in progress                          -           (270,000)
         Other assets                       (141,556)           (44,878)
       Increase (decrease) in:
         Accounts payable and accrued
           expenses                          456,604           (181,345)
         Prepayments                         120,000                  -
         Deferred revenue                          -             95,724
                                            ---------        -----------
   Total adjustments                          50,087           (134,597)
                                            ---------        -----------
Net cash used in operating activities       (344,972)          (228,357)

Cash flows from investing activities:
     Acquisition of property and equipment         -            (52,510)
     Goodwill                               (155,055)          (163,191)
                                            ---------        -----------
Net cash used in investing activities:      (105,053)          (215,701)

Cash flows from financing activities:
  Issue of common stock                       50,002            100,119
  Increase in Notes receivable from officers  (3,420)                 -
  Proceeds of notes receivable               247,439                  -
  Proceeds of notes payable                   28,849             40,000
  Proceeds of notes payable-officers               -             50,000
                                            ---------       -----------
Net cash from financing activities           272,868            190,119
                                            ---------       -----------
Net increase (decrease) in cash
and cash equivalents                        (167,157)          (253,939)
Cash and cash equivalents,
beginning of period                          211,095            339,526
                                            ---------       -----------
Cash and cash equivalents, end of period $    43,938        $    85,587
                                            =========       ===========

        See accompanying notes to consolidated financial statements


Note 1 -

The accompanying financial statements should be read in conjunction with the Company's financial statements for the fiscal year ended March 31, 1999 and the quarter ended June 30, 1999 together with the accompanying notes included in the Company's 10-KSB for the fiscal year ended March 31, 1999 and the Company's 10-QSB for the quarter ended September 30, 1998. In the opinion of management, the interim statements reflect all adjustments which are necessary for a fair statement of the results of the interim periods presented. The interim results are not necessarily indicative of the results for the full year.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

						NEW PARADIGM SOFTWARE CORP.
						(Registrant)



Date:   December 29, 1998
                                     /s/ Mark Blundell_____________________
                                       Mark Blundell
                                       President & Chief Financial Officer