Form 10QSB
period 1999-12-31
NEW PARADIGM SOFTWARE CORP
filed 2000-02-14
CIK 933733

SECURITIES AND EXCHANGE COMMISSION
                         WASHINGTON, D.C. 20549
                              FORM 10-QSB

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
                             ACT OF 1934


          For the quarterly period ended December 31, 1999

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
Yes _X_ No ___

State the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

________Class_______   _Outstanding as of February 14, 2000
Common Stock, par value $.01 per share               4,185,015

Transitional Small Business Format (Check one): Yes___ No __X




                                PART I
                         FINANCIAL INFORMATION

Item 1.	Financial Statements

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

Examples of web sites created by New Paradigm include:

Novartis - for its "Program" product: www.programpet.com
Association of the Bar of the City of New York: www.abcny.org
New York University for its School of Continuing Studies: www.scps.nyu.edu Novartis - for its "Sentinel" product: www.petprotect.com
Josephthal & Co - corporate Website: www.josephthal.com
Novartis - site for its "Clomicalm" product: www.clomicalm.com

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

1. Changes in Financial Condition

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

The Company will need additional financing if demand for the Company's products or services is sufficiently great to require expansion at a faster rate than anticipated, or if research and development expenditures or the extent of service and customer support that the Company is required to provide are greater than expected or other opportunities arise which require significant investment, or if revenues are significantly lower than expected. Additionally, the Company may require significant additional financing to complete any acquisition. If financing is required, such financing may be raised through additional equity offerings, including offerings of preferred stock, joint ventures or other collaborative relationships, borrowings and other sources. There can be no assurance that additional financing will be available or, if it is available, that it will be available on acceptable terms. If adequate funds are not available to satisfy either short or long-term capital requirements, the Company may be required to limit its operations significantly and may be unable to carry out its plan of operation. If additional funds are raised through the issuance of equity securities, the percentage ownership of the then current shareholders of the Company will be reduced and such equity securities may have rights, preferences or privileges senior to those of the holders of the Common Stock. Unless the market price of the Company's Common Stock increases significantly over its market price on February 10, 2000 additional issuance of equity security could cause significant dilution to purchasers of Common Stock.

As of July 1, 1999, the Company acquired certain assets and assumed certain liabilities of Sutton & Partners, Inc., ("SP") a Connecticut-based full-service advertising agency, through its wholly owned subsidiary
New Paradigm Acquisition Co II, a wholly owned subsidiary of the Company. 50,000 common shares of the Company were issued to the former owners of SP.

The acquisition of assets generated goodwill of $84,237, which is being written-off over 15 years.

2. Results of Operations

Nine Months Ended December 31, 1999

The Company's revenue from its continuing operations increased 112% from $1,867,129 for the nine months ended December 31, 1998 to $3,962,111 for the nine months ended December 31, 1999 partly due to increased business resulting from new plans and partly due to the timing of certain clients' advertising expenditures and a heavy concentration of production work for certain of the group's largest clients.

The Company's operating expenses increased 35% from $1,057,067 for the nine months ended December 31, 1998 to $1,431,979 for the nine months ended December 31, 1999. This increase is primarily due to increased activity by the Company.

The components of the operating expenses are as follows:

* General and administrative costs increased 28% from $870,707 for the nine months ending December 31, 1998 to $1,117,669 for the nine months ending December 31, 1999. This was mainly due to due to increased activity by the Company.
* Professional fees increased 363% from $28,875 for the nine months ending December 31, 1998 to $133,747 for the nine months ending December 31, 1999. The higher professional fees for the nine months ended December 31, 1999 were due to accounting and consulting fees related to the preparation and filing of the Company's annual report on Form 10-KSB for the year ended March 31, 1999 and quarterly reports on Form 10-QSB for the quarters ended June 30 and September 30, 1999.
* There were no marketing costs for the nine months ended December 31, 1999 compared to $4,060 for the nine months ended December 31, 1998.
* Occupancy costs decreased by 2% from $120,193 for the nine months ending December 31, 1998 to $118,204 for the nine months ending December 31, 1999.
* Amortization of goodwill increased from $8,022 for the nine months ending December 31, 1998 to $14,632 for the six months ending December 31, 1999 due to the adjustment in purchase price of K&C.
* Depreciation and amortization increased from $23,064 for the nine months ending December 31, 1998 to $47,727 for the nine months ending December 31, 1999 due to the purchase of additional equipment.

Quarter Ended December 31, 1999

The Company's revenue from its continuing operations increased 133% from $706,246 for the quarter ended December 31, 1998 to $1,642,428 for the quarter ended December 31, 1999 due to the timing of certain clients' advertising expenditures and due to a heavy concentration of product work for certain of the group's largest clients. Management believes that revenues and operating expenses for the quarter ended December 31, 1999 were abnormally high for those reasons and expects both revenues and operating expenses tobe significantly lower in the quarter ending March 31, 2000.

The Company's operating expenses increased 98% from $295,354 for the quarter ended December 31, 1999 to $583,453 for the quarter ended December 31, 1998. This increase is primarily due to increased activity by the Company.

The components of the operating expenses are as follows:

* General and administrative costs increased 73% from $241,167 for the quarter ending December 31, 1998 to $417,264 for the quarter ending December 31, 1999. This was mainly due to the increase in staff.
* Professional fees went from $0 for the quarter ending December 31, 1998 to $96,115 for the quarter ending December 31, 1999. The higher professional fees for the nine months ended December 31, 1999 were due to accounting and consulting fees related to the preparation and filing of the Company's annual report on Form 10-KSB for the year ended March 31, 1999 and quarterly reports on Form 10-QSB for the quarters ended June 30 and September 30, 1999.
* There were no marketing costs for the quarter ended December 31, 1999 compared to $2,146 for the quarter ended December 31, 1998.
* Occupancy costs decreased by 9% from $41,255 for the quarter ending December 31, 1998 to $37,631 for the quarter ending December 31, 1999.
* Amortization of goodwill increased 185% from $2,674 for the quarter ending December 31, 1998 to $24,811 for the quarter ending December 31, 1999 due to the adjustment in purchase price for K&C.
* Depreciation and amortization increased 206% from $8,112 for the quarter ending December 31, 1998 to $24,811 for the quarter ending December 31, 1999 due to the purchase of additional equipment.

The Company currently requires its overseas customers to pay in US dollars and the vast majority of its expenses are in US dollars. The Company does not presently engage in any hedging activities with respect to foreign currency exchange rate risks.

This 10-QSB contains statements relating to future results of the Company (including certain projections and business trends) that are "forward-looking statements" as defined in the Private Securities Litigation Reform Act of 1995. Actual results may differ materially from those projected as a result of certain risks and uncertainties, including but not limited to those described in the Company's Post-Effective Amendment No. 2 on form S-3 to the Registration Statement on Form SB-2 (registration no. 33-92988 e forward-looking statements to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

Part II.
Other Information

Item 6. Exhibits and Reports on Form 8-K.

(a) The following exhibits are filed with this quarterly report on Form 10-QSB:

Exhibit 11.	Statement re: computation of per share earnings (losses).

(b) The following reports have been filed on Form 8-K since
September 30, 1999:

None



              NEW PARADIGM SOFTWARE CORP. and subsidiaries

                       Consolidated Balance Sheets


                                                        March 31, 1999    December 31, 1999
                                                        --------------      -------------
Assets                                                                        (unaudited)

Current:
      Cash and cash equivalents                            $339,526           $  11,908
      Accounts receivable                                   533,904             363,819
      Work in progress                                            -             676,319
      Prepaid expenses and other current assets              37,039              31,631
                                                          ---------           ---------
           Total current assets                             910,469           1,083,677
Property and equipment, less accumulated depreciation
and amortization                                            134,830             156,484
Goodwill net of accumulated depreciation                    196,275             344,833
Note receivable from Officer                                123,975             123,975
Security Deposit                                             21,000              21,000
                                                         ----------          ----------
                                                         $1,386,549          $1,729,969
                                                         ==========          ==========
Liabilities and Shareholders' Equity
Current:
     Notes payable                                        $  80,000           $ 124,799
     Accounts payable and accrued expenses                  924,516             794,097
     Deferred revenue                                       372,192             717,446
                                                         ----------          ----------
        Total current liabilities                        $1,376,708          $1,636,342
                                                         ----------          ----------
Notes payable                                                     -              40,000
Notes payable - officers                                          -              46,000
                                                         ----------          ----------
        Total liabilities                                $1,376,708          $1,722,342
                                                         ----------          ----------
Commitments and contingencies
Redeemable Series D preferred stock - authorized and
outstanding -  50 shares, at redemption value                    50                   -
                                                            -------           ---------
Shareholders' Equity :
   Preferred stock, $.01 par value - shares
   authorized 10,000,000:
   Series A shares authorized-1,000,000; none issued
   and outstanding                                                -                  -
   Series B shares authorized 2,000,000; none issued
   and outstanding                                                -                  -
   Series C shares authorized 800,000; none issued
   and outstanding                                                -                  -
   Common stock, $.01 par value - shares authorized
   50,000,000; issued and outstanding
   3,845,729                                                 29,017             38,457
   Additional paid-in capital                             9,244,709          9,339,883
   Deficit                                               (9,263,935)        (9,370,713)
                                                         ----------         -----------
           Total Shareholders' equity                         9,791              7,627
                                                         ----------         -----------
                                                         $1,386,549         $1,729,969
                                                         ==========         ===========







       See accompanying notes to consolidated financial statements


               NEW PARADIGM SOFTWARE CORP. and subsidiaries

                   Consolidated Statements of Operations



                       Three months      Three months   Nine months  Nine months
                          ended              ended         ended        ended
                         December          December       December     December
                         31, 1998          31, 1999       31, 1998     31, 1999
                        (unaudited)       (unaudited)    (unaudited)  (unaudited)

Revenues:
 Advertising and Internet
 Services                $  706,747       $1,642,428      $1,867,129    $3,962,111
 Cost of goods              390,410        1,070,448       1,114,285     2,634,844
                          ---------       ----------     -----------    ----------
                            315,836          571,980         752,844     1,327,267
                          ---------       ----------     -----------    ----------

Expenses:
 General and administrative 241,167          471,264         870,707     1,117,669
 Professional fees                -           96,115          28,875       133,747
 Marketing                    2,146                -           6,206             -
 Occupancy                   41,255           37,631         120,193       118,204
 Goodwill                     2,674            7,632           8,022        14,632
 Depreciation and
  amortization                8,112           24,811          23,064        47,727
                           ---------         -------      ----------     ---------
                             295,354         583,453       1,057,067     1,431,979
                           ---------         -------      ----------     ---------
Profit (loss) from
operations                    20,482         (11,473)      (304,223)      (104,712)

Other income (expense):
  Interest income                  -            (429)         2,079          1,615
  Interest expense             (276)          (1,116)        (2,570)        (3,681)
                           ---------        ---------        -------        -------
                               (276)          (1,545)          (491)        (2,066)

Net profit (loss) from
continuing operations        20,206         (13,018)       (304,714)      (106,778)
Loss from early repayment                                                        -
of loan receivable                -               -         (60,139)             -
                           ---------           -------       -------     ----------
Net Profit (loss)         $  20,206       $ (13,018)       $(364,853)    $ (106,778)
                           =========         =========      =========     ==========
Net loss per share from
continuing operations     $    (.01)      $   (0.00)         $  (.11)      $ (0.03)
Loss from early repayment
of loan receivable                -               -            (0.02)         (0.00)
                           ---------           -------        -------      -------
Net income (loss) per share  $ (.01)        $  (0.00)         $  .14       $ (0.03)
                           =========           =======        =======      =======
Weighted average common
shares outstanding        2,701,729          3,869,776      2,701,729    3,543,372


         See accompanying notes to consolidated financial statements

                 NEW PARADIGM SOFTWARE CORP. and subsidiaries


                                     Nine months           Nine months
                                         ended                 ended
                                       December             December
                                       31, 1998             31, 1999
                                     (unaudited)           (unaudited)

Cash flows from operating activities:

  Net income (loss)             $      (364,853)           $  (106,778
  Adjustments to reconcile net
  income (loss) to net cash
  used in operating activities:
    Depreciation and amortization       14,196                  22,916
    Changes in assets and liabilities:
      Decrease (Increase) in:
        Accounts receivable           (311,442)                170,085
        Other assets                   (68,990)              (670,911)
      Increase (decrease) in:
        Accounts payable and accrued
        expenses                       495,900                259,634
                                    -----------           -----------
      Total adjustments                 99,664               (218,276)
                                    -----------           -----------

Net cash used in operating
activities                            (265,189)              (325,054)
                                    ----------             -----------

Cash flows from investing activities:
  Purchases of property and equipment        -                 44,570
  Loss from Camelot Stock                    -
  Goodwill                            (152,381)              (148,558)
  Software                             (28,744)
                                     ----------           -----------
Net cash used in investing
activities:                           (181,125)              (193,128)

Cash flows from financing activities:
  Issue of shares for assets            50,002                104,564
  Increase in notesre ceivable
  from officers                         (3,420)
  Decrease in notes receivable         247,439
  Increase in notes payable             28,200                 86,000
                                    -----------          -----------
Net cash from financing activities     322,221                190,564
                                    -----------          -----------
Net increase (decrease) in cash and
cash equivalents                      (124,093)             (327,618)
                                    -----------          -----------
Cash and cash equivalents,
beginning of period                    211,095               339,526
                                    -----------          -----------
Cash and cash equivalents, end of
period                           $      87,002                11,906
                                    -----------          -----------


     See accompanying notes to consolidated financial statements


Note 1 -

The accompanying financial statements should be read in conjunction with the Company's financial statements for the fiscal year ended March 31, 1999 and the quarters ended June 30, 1999 and September 30, 1999 together with the accompanying notes included in the Company's 10-KSB for the fiscal year ended March 31, 1999. In the opinion of management, the interim statements reflect all adjustments which are necessary for a fair statement of the results of the interim periods presented. The interim results are not necessarily indicative of the results for the full year.




SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

						NEW PARADIGM SOFTWARE CORP.
						(Registrant)



Date:   February 14, 2000                     /s/ Mark Blundell
                                                 Mark Blundell
                                       President & Chief Financial Officer