Form 10KSB/A
period 1999-03-31
NEW PARADIGM SOFTWARE CORP
filed 2000-02-15
CIK 933733

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

						NEW PARADIGM SOFTWARE CORP.
						(Registrant)




Date:   February 14, 2000                    /s/ Mark Blundell
                                             Mark Blundell
                                             President & Chief Executive
                                             Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature                       Title                           Date

    /s/Mark Blundell
    Mark Blundell        Chief Executive Officer  and
                         President (principal executive
                         officer, principal financial
                         officer and principal
                         accounting officer) and Director      February 14, 2000

     /s/Daniel A. Gordon
     Daniel A. Gordon    Chairman of the Board of Directors    February 11, 2000

     /s/ Rocco Cipriano
     Rocco Cipriano      Director                              February 11, 2000

     /s/ Michael Taylor
     Michael Taylor      Secretary and Director                February 11, 2000

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
        Statements of cash flows                                F-6
        Notes to consolidated financial statements              F-7- F-23


                Report of Independent Certified Public Accountants

New Paradigm Software Corp.
	and Subsidiaries
New York, New York

We have audited the accompanying consolidated balance sheet of New Paradigm Software Corp. and Subsidiaries as of March 31, 1999, and the related consolidated statements of operations, shareholders' equity, and cash flows for the year in then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the consolidated financial statements referred to above, present fairly, in all material respects, the financial position of New Paradigm Software Corp. and Subsidiaries at March 31, 1999, and the results of their operations and their cash flows for the year then ended, in conformity with generally accepted accounting principles.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As disclosed in Note 1, the Company has incurred significant operating losses since its inception, has an accumulated deficit. The conditions raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are described in Note 1. These consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.


/s/Goldstein & Morris
Goldstein & Morris CPA's PC

New York, New York
November 11, 1999
(Except for Note 16, as to which the date is February 8, 2000)


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

16. Reissuance of Auditors' Report

In the auditors' report dated 11/11/99, they issued an explanatory paragraph with regard to approximately $130,000 of accrued media sales which they were unable to form an opinion regarding this receivable. The auditors subsequently were able to confirm the receivables, test the accounting records, review subsequent receipts and verify that the related payables were properly recorded on the books as of March 31, 1999. Accordingly, their present opinion on the March 31, 1999 financial statements, as presented herein, is different from that expressed in our previous report.