Form 10QSB/A
period 1999-12-31
NEW PARADIGM SOFTWARE CORP
filed 2000-02-29
CIK 933733

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

This 10-QSB/A contains statements relating to future results of the Company (including certain projections and business trends) that are "forward-looking statements" as defined in the Private Securities Litigation Reform Act of 1995. Actual results may differ materially from those projected as a result of certain risks and uncertainties, including but not limited to those described in the Company's Post-Effective Amendment No. 2 on form S-3 to the Registration Statement on Form SB-2 (registration no. 33-92988 e forward-looking statements to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

Part II.
Other Information

Item 6. Exhibits and Reports on Form 8-K.

(a) The following exhibits are filed with this quarterly report on Form 10-QSB/A:

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
                                                         ==========         ===========







       See accompanying notes to consolidated financial statements


               NEW PARADIGM SOFTWARE CORP. and subsidiaries

                   Consolidated Statements of Operations



                       Three months      Three months   Nine months  Nine months
                          ended              ended         ended        ended
                         December          December       December     December
                         31, 1998          31, 1999       31, 1998     31, 1999
                        (unaudited)       (unaudited)    (unaudited)  (unaudited)

Revenues:
 Advertising and Internet
 Services                $  706,747       $1,642,428      $1,867,129    $3,962,111
 Cost of goods              390,410        1,070,448       1,114,285     2,634,844
                          ---------       ----------     -----------    ----------
                            315,836          571,980         752,844     1,327,267
                          ---------       ----------     -----------    ----------

Expenses:
 General and administrative 241,167          417,264         870,707     1,117,669
 Professional fees                -           96,115          28,875       133,747
 Marketing                    2,146                -           6,206             -
 Occupancy                   41,255           37,631         120,193       118,204
 Goodwill                     2,674            7,632           8,022        14,632
 Depreciation and
  amortization                8,112           24,811          23,064        47,727
                           ---------         -------      ----------     ---------
                             295,354         583,453       1,057,067     1,431,979
                           ---------         -------      ----------     ---------
Profit (loss) from
operations                    20,482         (11,473)      (304,223)      (104,712)

Other income (expense):
  Interest income                  -            (429)         2,079          1,615
  Interest expense             (276)          (1,116)        (2,570)        (3,681)
                           ---------        ---------        -------        -------
                               (276)          (1,545)          (491)        (2,066)

Net profit (loss) from
continuing operations        20,206         (13,018)       (304,714)      (106,778)
Loss from early repayment                                                        -
of loan receivable                -               -         (60,139)             -
                           ---------        ----------       -------     ----------
Net Profit (loss)         $  20,206       $ (13,018)       $(364,853)    $ (106,778)
                           =========         =========      =========     ==========
Net loss per share from
continuing operations     $    (.01)      $   (0.00)         $  (.11)      $ (0.03)
Loss from early repayment
of loan receivable                -               -            (0.02)         (0.00)
                           ---------           -------        -------      -------
Net income (loss) per share  $ (.01)        $  (0.00)         $  .14       $ (0.03)
                           =========           =======        =======      =======
Weighted average common
shares outstanding        2,701,729          3,869,776      2,701,729    3,543,372


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

						NEW PARADIGM SOFTWARE CORP.
						(Registrant)



Date:   February 23, 2000                     /s/ Mark Blundell
                                                 Mark Blundell
                                       President & Chief Financial Officer