Form 10KSB
period 2000-03-31
NEW PARADIGM SOFTWARE CORP
filed 2000-06-29
CIK 933733

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-KSB

(Mark  One)

 Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                    For the Fiscal Year Ended March 31, 2000

  Transition report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For  the  transition  period  from  ____________  to  ____________

Commission  File  Number  __0-26336
                            -------

                           New Paradigm Software Corp.
                 (Name of Small Business Issuer in Its Charter)

                          NEW YORK          13-3725764
                          --------          ----------
            (State or Other Jurisdiction of          (I.R.S. Employer
           Incorporation or Organization)          Identification No.)


                  630 Third Avenue, New York, NY          10017
                  ------------------------------          -----
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

Yes  ______  No  ______

Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained within this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this form 10-KSB

State  the  issuer's  revenues  for  its  most  recent  fiscal  year. $6,208,792
                                                                      ----------

The aggregate market value of Common Stock held by non-affiliates of the Registrant based on the closing sale price on the Nasdaq Bulletin Board on June 28, 2000 was $2,505,101

   APPLICABLE ONLY TO REGISTRANTS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE
                              PRECEDING FIVE YEARS

Indicate by check mark whether the Registrant has filed all documents and reports required to be filed by Section 12, 13, or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a Court.

Yes___________No____X______Not  Applicable
                    -

                    APPLICABLE ONLY TO CORPORATE REGISTRANTS
At June 27, 2000 there were an aggregate of 4,624,297 shares of Common Stock of the Registrant outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE

None

Transitional  Small  Business  Disclosure  Format  (check  one)

Yes  _______     No  ______





PART I
  ITEM                                                                                                               PAGE

   1     Description of Business . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     4
   2.    Description of Property . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    15
   3.    Legal Proceedings . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    15
   4.    Submission of Matters to a Vote of Security Holders . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    15
PART II

   5.    Market for Registrant's Common Equity and Related Stockholder Matters                                              16
   6.    Management's Discussion and Analysis of Financial Condition and Results of Operations
   7.    Financial Statements. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    22
   8     Changes in and Disagreements with Accountants On Accounting and Financial Disclosure                               22
PART III

   9     Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act  .  23
  10     Executive Compensation.  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    24
  11     Security Ownership of Certain Beneficial Owners and Management                                                      28
  12.    Certain Relationships and Related Transactions. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     31
PART IV

  13.    Exhibits and Reports on Form 8-K . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    34

PART  I
ITEM  1.  DESCRIPTION  OF  BUSINESS
GENERAL
New Paradigm Software Corp. (the "Company") was organized in July 1993 and commenced operations in November 1993. The Company completed its initial public offering in August 1995.
The  Company  is  engaged  in  the  following  businesses:
- Internet research and development of commercial applications through its wholly owned subsidiary New Paradigm Inter-Link, Inc. ("NPIL"). NPIL began operations in December 1995, and provides Internet services to corporations and other organizations.
- Advertising through its wholly owned subsidiary New Paradigm Advertising, Inc. ("NAP"). NAP began operation in April 1998 by acquiring certain assets and assuming certain liabilities of (1) Kapelus & Cipriano, Inc. a Westchester, NY-based full-service advertising agency trading as Schoen, Kapelus & Cipriano ("SKC") and (2) Sutton & Partners, Inc. ("S&P"), a Greenwich, Connecticut based advertising agency. The S&P transaction took place on July 1, 1999.
- Public relations through its wholly owned subsidiary GMG Public Relations, Inc. ("GMG"). GMG began operation in January 2000 by acquiring certain assets and assuming certain liabilities of a company then named GMG Public Relations, Inc. The Company acquired the right to re-name its own subsidiary GMG Public Relations, Inc. in this transaction.

The Company intends to continue to market its Internet capabilities by acquiring and by forming alliances with selected advertising agencies and other marketing communications businesses that have established strategic relationships with their clients. Advertising agencies that are partners with the Company include the following:
-     Biderman  Kelly  Krimstein  &  Partners
-     Moscato  Marsh
-     Earle  Palmer  Brown  New  York
-     Solay  Keller  Advertising
Clients  of  the  Company  through  these  partnerships  include
-     Novartis  Animal  Health  (USA)
-     Motorola
-     New  York  University  School  for  Continuing  and  Professional  Studies
-     ParentTime  (a  Time  Inc.  subsidiary)
-     Association  of  the  Bar  of  the  City  of  New  York
NPIL provides organizations with the ability to utilize the Company's expertise to devise strategies for the Internet and to create Internet applications including Web sites. This expertise includes: assembling an appropriate team of independent design consultants and, if necessary, programmers; designing the site from both technical and aesthetic perspectives; implementing the design; and providing Web server hosting services independently from a customer's own internal network to ensure security.
The Company intends to further develop this business by launching new products and services connected with the Internet, and to continue to grow the underlying advertising business. NPA has been successful in adding new clients in the past twelve months. Management believes this is due to the added Internet component it can now offer to potential NPA clients. NPA clients include:
-     Travelodge
-     Scottish  Tourist  Board
-     Beth  Abraham  Health  Services
-     Island  Destinations
-     Long  Bay  Beach
-     Peter  Deilmann  EuropAmerica  Cruises
-     Focus  Vision
-     Kemwel  Holiday  Autos
-     The  Castle  at  Tarrytown.
The Company intends to develop its business by leveraging its ability to provide Internet expertise and applications to creatively meet the needs of its advertising and public relations clients, and by supplying public relations and advertising service to its Internet and advertising clients. Already some GMG clients, such as Beth Abraham Health Services, have begun to use NPA and NPIL for advertising and Internet services.
INTERNET
Through NPIL, the Company provides Internet services to corporations and other organizations. The Company intends to develop this business by working with advertising agencies with appropriate strategic relationships with their clients. In addition to the clients mentioned above, NPIL directly provides Internet related services to:
-     Guinness  Bass  Import  Company
-     National  Multiple  Sclerosis  Society
-     The  Association  of  the  Bar  of  the  City  of  New  York
In addition, the Company intends to launch new products and services connected with the Internet. There is no assurance that the Company will be able to develop or acquire such products and services or that if it does they will be acceptable to the market. The Internet is a relatively new and rapidly expanding market. Gartner Group (a leading industry analyst) estimates that by 2001, 60% of the US workforce will have a justifiable business need for Internet access. By the same date, they estimate that more than 8 million households will access the Internet using ISDN lines (digital telephone lines offered by principal telecommunications companies suitable for accessing the Internet) and a further 3 million homes will access the Internet using cable modems. Worldwide Internet use is currently estimated at 40 million users. With potential access to such numbers, many corporations are seeking to ensure that they have a presence on the Internet. Such a presence is established through a collection of text, graphics and small programs known as a "Web site" maintained on a computer known as a Web server and viewed by users from all over the world who are connected to the Internet through the use of a Web browser such as Netscape Navigator (R) or Microsoft Explorer (R). The Company seeks to assist companies with creating that Internet presence and also to exploit other business opportunities which may arise in servicing the Internet community. INTERNET - WEBSITE SERVICES
NPIL provides organizations with the ability to utilize the Company's expertise in creating a Web site. This expertise includes: assembling an appropriate team of independent design consultants and, if necessary, programmers; designing the site from both technical and aesthetic perspectives; implementing the design; and then providing Web server hosting services away from a customer's own internal network to ensure security. NPIL specializes in providing custom facilities to enable a customer's presence on the Internet to be constantly evolving and interesting without adding to their existing workload. For example, association staff remotely updates the site for the Association of the Bar of the City of New York. A small software program ("applet") created by NPIL staff in Java - a common computer programming language for the Internet - allows customers to utilize information in the format in which it was created under existing word processor programs such as Microsoft Word to automatically update their Web site from their own offices. No translations or transitions are required - the customer's staff member simply uses the common "cut and paste" technique utilized within many programs to move the required document into the NPIL applet. Typical site revenues have increased from approximately $20,000 - $30,000 on completion to approximately $60,000 - $100,000 with continuing revenues for maintenance and changes. The Company has created more than 20 Web sites for customers of this service to date.
Web  sites  created  by  the  Company  include:
-     Novartis  -  site  for  its  "Sentinel"  product:  www.petprotect.com
-     Association  of  the  Bar  of  the  City  of  New  York:  www.abcny.org
-     New  York  University:  site for its School of Continuing and Professional
Studies:  www.scps.nyu.edu
-     The  Castle  at  Tarrytown:  www.thecastleattarrytown.com
                                   ---------------
-     Josephthal  &  Co  -  corporate  Website:  www.josephthal.com
                                                 ------------------
-     Novatis  -  for  its  "Clomicalm"  product:  www.clomicalm.com
-     Bass  -  supporting  its  comedy  program:  www.basslaugh.com
WEBSITE  SERVICES  -  MARKETING  AND  DISTRIBUTION
The Company is marketing its services primarily through indirect sales through advertising agencies. Two members of staff are engaged full time in the sales activity. The indirect sales are primarily through advertising agencies working on integrated media campaigns that subcontract the Internet portion to NPIL. In addition the Company believes that certain clients of any further advertising agencies which it may acquire are likely prospects for the Company's Internet related services.
INTERNET  -  OTHER  PRODUCTS

The Company is involved in research and development for other products and services that can be effectively launched and marketed through the Internet. The nature of the Internet market is that the time to market from the formation of a concept can be very short. The Company is currently working on three such Internet products.
There can be no assurance that the company will be able to complete the development work needed or that it will be able to finance the launch of these products, or that if they are launched that such products will achieve any degree of market penetration or commercial success.
RESEARCH  AND  DEVELOPMENT
Research and development expenses, which include salaries and other employee costs of the Company's product development personnel, amounted to $75,000 in the fiscal year ended March 31, 2000. The development costs have been accounted for in accordance with Statement of Accounting Standards ("FASB") No. 86, "Accounting for the Cost of Computer Software to be Sold, Leased or Otherwise Marketed".
Research and development are vital to the Company's efforts to remain competitive in the Internet business. The technology in that marketplace is evolving at a very rapid pace, and new techniques and technology must constantly be evaluated and, where appropriate, learned. The Company currently has two staff involved in Research and Development, and is seeking to recruit one more. The Company is presently significantly dependent on the services of Mr. Ali Faraji in this area. There can be no assurance that he will remain employed by the Company. There can also be no assurance that engineers can be recruited at a cost acceptable to the Company to supplement current Research and Development staff, or to replace staff leaving employment with the Company. COMPETITION
The Internet marketplace, while rapidly expanding, is intensively competitive. There are hundreds or thousands of companies competing for the Web-site creation and hosting business. These range from college or even high-school students working at low cost from their home, to the largest providers of telecommunications services such as AT&T or MCI. The Company will seek to compete by offering high quality service at reasonable cost and by differentiating itself with strategic advice and innovative products and services. Many of the Company's competitors have much greater resources and name recognition than the Company. There can be no assurance that the Company will succeed in competing effectively in this marketplace, or that if it does succeed in winning business that it will be able to continue to do so. INTELLECTUAL PROPERTY RIGHTS
The Company relies upon a combination of trade secret, nondisclosure and other contractual arrangements, and patent, copyright and trademark laws to protect its rights to intellectual property. The Company generally enters into confidentiality agreements with its employees, consultants, distributors, value-added resellers and potential customers and limits access to and distribution of proprietary information to licensed users. There can be no assurance that the steps taken by the Company will be adequate to deter misappropriation of proprietary information, that the Company will be able to detect unauthorized use of proprietary information or that the Company can afford the high cost required to enforce its intellectual property rights. Further, no assurance can be given that nondisclosure and other contractual arrangements to protect the Company's proprietary rights will not be breached, that the Company will have adequate remedies for any breach or that trade secrets will not otherwise become known to or be independently developed by competitors. The failure or inability of the Company to protect proprietary information could have a material adverse effect on the Company's business, operating results and financial condition.
EMPLOYEES
As of June 27, 2000, the Company and its subsidiaries employed 27 employees. None of the Company's employees is represented by a labour union or is subject to a collective bargaining agreement. The Company believes that its employee relations are satisfactory. In addition the Company employs several consultants in Internet programming, media planning, graphic arts and multi-media graphic arts on part time or short-term contracts.
ITEM  2.  DESCRIPTION  OF  PROPERTY
The Company's corporate headquarters and NPIL are located on the 15th floor of 630 Third Avenue, New York, New York, 10017 (the "Premises"). The Premises are leased until April 2001 at a cost of approximately $7,000 per month. NAP and GMG occupy premises at 550 Mamaroneck Avenue, Harrison, New
York. These premises are leased until June 2002 at a cost of approximately $6,000 per month.

ITEM  3.  LEGAL  PROCEEDINGS
The Company filed suit against New Era of Networks, Inc, ("Neon") and Vie Systems, Inc. ("Vie") in the United States District Court for the Southern District of New York, claiming more than $1,000,000 in damages, $10,000,000 in punitive damages and the rescision of the sale of certain intellectual property rights and patents to Vie on the Copernicus(R) product. The Company claims that substantial royalty payments are due. Neon filed a motion to dismiss the claim for punitive damages and the claim for rescision. The Court has not ruled on such motions for dismissal and discovery is proceeding on the claims which were not challenged by the motion to dismiss. Management believes that its claims have substantial merit but that proceedings may take considerable time.

ITEM  4.  SUBMISSION  OF  MATTERS  TO  A  VOTE  OF  SECURITY  HOLDERS
Not  applicable


PART  II
ITEM  5.  MARKET  FOR  THE  REGISTRANT'S  COMMON  EQUITY AND RELATED STOCKHOLDER
MATTERS
(a)     Market  Information.

The Registrant's Common Stock and Redeemable Warrants are quoted on the Nasdaq OTC Bulletin Board.
The following table sets forth, for the periods indicated, the high and low closing prices for the Common Stock and Redeemable Warrants as reported by the NASDAQ OTC Bulletin Board:



Common Stock
Fiscal Quarters  First Quarter   Second Quarter  Third Quarter  Fourth Quarter
1999 -High. . .  $          1.5            0.50           0.25          2.0625
1999 -Low . . .  $         0.25            0.28           0.06           0.125
2000 -High. . .  $         2.25         2.46875         1.3135          3.3125
2000 -Low . . .  $         1.25         1.21875            0.5          0.0625


Redeemable  Warrants

Fiscal Quarters  First Quarter   Second Quarter  Third Quarter  Fourth Quarter
1999  -High              $0.00             0.00           0.00            0.00
1999  -Low               $0.00             0.00           0.00            0.00
2000  -High              $0.00             0.00           0.00            0.00
2000  -Low               $0.00             0.00           0.00            0.00



The foregoing prices and quotations reflect inter-dealer prices without retail mark-up, mark-down or commissions. The foregoing quotations may not represent actual transactions.

(B)     APPROXIMATE  NUMBER  OF  HOLDERS  OF  EQUITY.

The number of record holders of the Common Stock was approximately 94 and the number of record holders of Redeemable Warrants was 46 as of March 31, 2000.
(C)     FREQUENCY  AND  AMOUNT  OF  DIVIDENDS.

To date, the Company has not paid any cash dividends. The Company does not anticipate paying any dividends in the foreseeable future. The Company intends to retain any future earnings to finance the growth and development of its business. Any future determination as to the payment of dividends will be at the discretion of the Board of Directors of the Company and will depend on the Company's operating results, financial condition, capital requirements and such other factors as the Board of Directors may deem relevant.
ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The selected financial data of the Company presented below for, and as of the end of, the fiscal years ended March 31, 1999 and 2000 have been derived from the financial statements of the Company, which have been audited by Goldstein and Morris, CPA's, PC, independent certified public accountants. The Company was incorporated in July 1993 and commenced operations in November 1993. The data set forth below should be read in conjunction with the Company's financial statements and related notes thereto included elsewhere herein.

STATEMENT  OF  OPERATIONS  DATA  AND  BALANCE  SHEET  DATA
Statement  of  Operations  Data

                                                                 Year Ended March 31, 2000    Year Ended March 31, 1999
                                                                ---------------------------  ---------------------------
Revenues . . . . . . . . . . . . . . . . . . . . . . . . . . .  $                6,208,792   $                2,749,372
Expenses . . . . . . . . . . . . . . . . . . . . . . . . . . .                   4,545,693                    1,741,183
                                                                ---------------------------  ---------------------------
Gross profit . . . . . . . . . . . . . . . . . . . . . . . . .                   1,663,099                    1,008,189
Expenses . . . . . . . . . . . . . . . . . . . . . . . . . . .                   2,095,883                    1,552,292
Income (loss) from operations. . . . . . . . . . . . . . . . .                    (432,784)                    (544,103)
Other income . . . . . . . . . . . . . . . . . . . . . . . . .                       4,208                        5,767
Gain from reduction of liability . . . . . . . . . . . . . . .                           -                       26,000
Loss from continued operations . . . . . . . . . . . . . . . .                    (428,576)                    (512,336)
Loss from discontinued operations. . . . . . . . . . . . . . .                     (60,139)
Net income (loss). . . . . . . . . . . . . . . . . . . . . . .  $                 (428,576)  $                 (572,475)
                                                                ---------------------------  ---------------------------

Basic and diluted per share data:

Net income (loss) per common share from continuing operations.  $                    (0.11)  $                    (0.19)

Net Loss per common share from discontinued operations . . . .                           -                        (0.02)
Net income (loss) per common share (1) . . . . . . . . . . . .  $                    (0.11)  $                    (0.21)
Weighted average common shares outstanding (1) . . . . . . . .                   3,832,074                    2,718,396

Balance Sheet Data
                                                                           March 31, 2000 .  . . . . . .  March 31, 1999
--------------------------------------------------------------  ---------------------------
Total assets . . . . . . . . . . . . . . . . . . . . . . . . .  $                2,198,927   $                1,386,549
Total current assets . . . . . . . . . . . . . . . . . . . . .                   1,464,451                      910,469
Total liabilities. . . . . . . . . . . . . . . . . . . . . . .                   2,207,233                    1,376,708
Long-term debt . . . . . . . . . . . . . . . . . . . . . . . .                           -                            -
Current liabilities. . . . . . . . . . . . . . . . . . . . . .                   2,207,233                    1,376,708
Deficit. . . . . . . . . . . . . . . . . . . . . . . . . . . .                  (9,692,511)                  (9,263,935)
Total Shareholders' Equity (Deficiency). . . . . . . . . . . .  $                   (8,306)  $                    9,971



 (1) See Notes to Financial Statements for an explanation of the determination of the number of shares and share equivalents used in computing share amounts.

OVERVIEW
The Company had a net loss from continuing operation of $428,576 for the year ended March 31, 2000 and a net loss of $572,475 for the year ended March 31, 1999. The Company's revenues from continuing operations for the fiscal years ended March 31, 2000 and 1999 were $6,208,792, and $2,749,372, respectively.
The Company added considerably to its customer base in fiscal 2000, adding clients for advertising, Internet and public relations services. This resulted in a significant increase in revenues. The Company had net losses from discontinued operations of $60,139 for the year ended March 31, 1999. There was no discontinued operation in the year ended March 31, 2000.
The Company's revenues and profitability may vary significantly both in the case of consecutive quarters and in the case of a quarter compared to the corresponding quarter of the preceding year. Such variations may result from, among other factors, the timing of the purchasing of advertising media on behalf of clients, lengthy development time for the Company's products and services, timing of new product and service introductions by the Company and its competitors, changes in levels of the Company's operating expenditures, including the Company's expenditures on research and development, the size and timing of customer orders, the amount and timing of initial fees for creating Web sites, royalty payments and license fees by licensees, as well as consulting, training and maintenance fees, increased competition, reduced prices, the effect of currency exchange rate fluctuations, delays in the development of new products and services, the costs associated with the introduction of new products and services and the general state of national and global economies. The Company expects to derive substantially all of its revenues from advertising fees, media commissions, public relations fees, initial fees for creating Web sites, and maintenance fees. Accordingly, the Company's revenues will vary with the demand for its products and services. As a result of such factors, the Company's revenues and profitability for any particular quarter are not necessarily indicative of any future results. Fluctuations in quarterly results may also result in volatility in the price of the Company's securities.
RESULTS  OF  OPERATIONS
The Company is re-stating the first three quarters of the fiscal year ended March 31, 2000 as a result of certain adjustments materially affecting the quarters ended June 30, September 30 and December 31, 1999. The following table summarizes the unaudited re-stated results of the Company for these quarters:




                                    3 months ended     3 months ended    3 months ended    3 months ended
                                      6/30/1999          9/30/1999          12/31/1999       3/31/2000
                                     restatement         restatement       restatement

Revenues . . . . . . . . . . . . .  $     1,126,044   $     1,195,201   $     1,615,496   $2,322,051
Gross Profit . . . . . . . . . . .          358,874           391,078           413,788   $  549,359
Total expense. . . . . . . . . . .          454,429           555,519           589,672      546,263
Profit (loss) from operations. . .          (95,555)         (164,442)         (175,883)       3,096
Total other income (expense) . . .           (3,516)           (4,163)           (5,771)      17,658

Net profit (loss) from continuing
   operations. . . . . . . . . . .         ($99,071)        ($168,605)        ($181,654)  $   20,754
Earnings Per Share                             (.03)             (.04)             (.05)         .01


The following table summarizes the results as previously reported for the quarters ended June 30, September 30, and December 31, 1999:





                                    3 months ended     3 months ended    3 months ended
                                      6/30/1999          9/30/1999          12/31/1999

Revenues . . . . . . . . . . . . .  $     1,126,964   $     1,102,719   $      1,642,428
Gross Profit . . . . . . . . . . .          440,801           316,545            571,980
Total expense. . . . . . . . . . .          474,718           373,806            583,453
Profit (loss) from operations. . .          (33,917)          (57,261)           (11,473)
Total other income (expense) . . .           (1,233)              711            (1,545)

Net profit (loss) from continuing
   operations. . . . . . . . . . .         ($34,444)         ($56,550)           ($13,018)
Earnings Per Share                             (.01)             (.02)              (.00)


Revenues. Revenues from continuing operations increased by 126% from $2,749,372 in the fiscal year ended March 31, 1999 to $6,208,792 in the fiscal year ended March 31, 2000. This increase primarily results from the Company's success in securing new accounts and increasing business with existing accounts by offering Internet expertise to service advertising and public relations clients, and by offering advertising and public relations services to Internet clients. Expenses. The Company's expenses primarily comprise salaries and related employee costs, non-capitalized research and development costs, professional fees, marketing expenses, general and administrative expenses, occupancy expenses and depreciation and amortization.
Expenses relating to continuing operations rose by 35% from $1,552,292 in the fiscal year ended March 31, 1999 to $2,095,883 in the fiscal year ended March 31, 2000. This increase is primarily due to increase in staff necessary to service increased sales.
General and administrative expense relating to continuing operations increased by 5% from $723,508 in the fiscal year ended March 31, 1999 to $761,140 in the fiscal year ended March 31, 2000. Compared to the 126% increase in sales, this small increase in general and administrative expenses is a result of the Company's successful efforts to efficiently integrate acquired business while containing cost.
Depreciation and amortization expenses relating to continuing operations increased by 10% from $87,932 in the fiscal year ended March 31, 1999 to $96,885 in the fiscal year ended March 31, 2000. Depreciation and amortization increased because of an increase in fixed assets and goodwill relating to continuing operations from March 31, 1999 to March 31, 2000.
In March 1998, the Company entered into a lease in respect of approximately 2,500 square feet of space at 630 Third Avenue, New York, New York, 10017 to be the Company's principal place of business. Payments under this lease, which runs until February 28, 2001, are expected to total $245,000 of which $84,000 is due in fiscal 1999, $84,000 in fiscal 2000 and $77,000 in fiscal 2001. The
Company  has  made  no  other  material  capital  commitments.
The  Company's  net operating loss carry forwards are  approximately as follows:


Period or Year ended March 31,   Year of expiration       Net Operating Loss Carryforward
                                 -------------------      -------------------------------
1994. . . . . . . . . . . . . .                 2009                            157,000
1995. . . . . . . . . . . . . .                 2010                          1,954,000
1996. . . . . . . . . . . . . .                 2011                          3,542,000
1997. . . . . . . . . . . . . .                 2012                          2,958,000
1999. . . . . . . . . . . . . .                 2014                            572,000
2000. . . . . . . . . . . . . .                 2015                            480,000
                                                                              9,663,000
===============================  ===================       ===========================




The tax benefit of these losses (approximately $4,400,000) at March 31, 2000 is subject to significant limitations in the event of a change in ownership interest. The tax benefit of these losses has been fully reserved by a valuation allowance of the same amount due to the uncertainty of its realization.

Foreign Exchange. The Company currently has no exposure to foreign currency exchange rate fluctuations. In the future the Company may seek to minimize its exposure to foreign currency exchange rate fluctuations by requesting that its customers located outside of the United States enter into contracts denominated in United States dollars or by entering into transactions to attempt to hedge some of the risks of foreign currency exchange rate fluctuations. LIQUIDITY AND CAPITAL RESOURCES
At March 31, 2000, the Company had current assets of $1,464,451 and current liabilities of $2,207,233, resulting in a working capital deficiency of $742,782. The Company has been able to finance this deficit through cash flow management, and in the most recent quarter was generating cash. In addition the Company may seek to raise additional financing through the sale of equity to improve its working capital position.
Additionally, the Company may need additional financing if demand for the Company's products is sufficiently great to require expansion at a faster rate than anticipated, or if research and development expenditures or the extent of service and customer support that the Company is required to provide are greater than expected or other opportunities arise which require significant investment, or if revenues are significantly lower than expected. The Company may also require significant additional financing to complete any acquisition. If financing is required, such financing may be raised through additional equity offerings, joint ventures or other collaborative relationships, borrowings and other sources. There can be no assurance that additional financing will be available or, if it is available, that it will be available on acceptable terms. If adequate funds are not available to satisfy either short or long-term capital requirements, the Company may be required to limit its operations significantly and may be unable to carry out its plan of operation. See Note 1 to the Company's financial statements and "Report of Independent Certified Public Accountants on Audited Financial Statements."
PLAN  OF  OPERATION
The  Company's  plans  for the fiscal year ending March 31, 2001 are as follows:
- Acquire marketing communications companies where businesses with strategic relationships with appropriate clients can be acquired for prices which the Company believes are acceptable
- Develop its Internet business, both by bringing in new customers for its web-site services business and by launching new Internet related products. (See "Internet - other products"). The Internet marketplace, while expanding rapidly is intensely competitive
- Grow its existing advertising business in part by offering high expertise Internet product and services to deliver advertising services.
- Grow its public relations business in part by using Internet expertise to deliver services.
ITEM  7.  FINANCIAL  STATEMENTS  AND  SUPPLEMENTARY  DATA
Financial  statements  are  included  herein  following  Part  IV,  Item  13.
ITEM 8. DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE Not applicable.

PART  III
ITEM 9. DIRECTORS, EXECUTIVE OFFICERS PROMOTERS AND CONTROL PERSONS Compliance with Section 16(a) of the Exchange Act
There are currently five members of the Company's Board of Directors. The Company's By-Laws authorize the Board of Directors to fix the number of authorized directors. The By-Laws also authorize the Board of Directors to fill any vacancy on the Board of Directors.
The following table sets forth the names, ages and positions with the Company of the Company's directors, executive officers and key employees:




Name              Age                                  Position
                  ---  -------------------------------------------------------------------------

Mark Blundell. .   42  Chief Executive Officer, President, Chief Financial Officer, and Director
                  ---  -------------------------------------------------------------------------

Rocco Cipriano .   48  Executive Vice President, New Paradigm Advertising, Inc., and Director
                  ---  -------------------------------------------------------------------------

Daniel A. Gordon   55  Chairman of the Board of Directors
                  ---  -------------------------------------------------------------------------

Michael Taylor .   58  Secretary and Director
----------------  ---  -------------------------------------------------------------------------

Mark Blundell is the Chief Executive Officer, President, Chief Financial Officer and a director of the Company and has served in these capacities since the Company's inception. From October 1991 until December 1993, Mr. Blundell was initially the Chief Executive Officer of Management Technology Inc.'s ("MTI") European subsidiary and then the Chief Operating Officer and Chief Financial Officer of MTI in New York. He was also a director of MTI from December 1993 to March 1994. From May 1988 to October 1991, Mr. Blundell was the Chief Executive Officer of London Fox, the futures and options exchange, where he introduced the first international electronic trading system. He is also a director and President of Lancer, a company initially formed to hold the intellectual property rights relating to the New Paradigm Architecture and which currently conducts no business. Lancer is a shareholder of the Company. Mr. Blundell received an M.A. in Politics, Philosophy and Economics from Pembroke College, Oxford.
Milton Kapelus served as President of K&C in Harrison New York from 1992 until 1998. Upon the Company's acquisition of certain assets of K&C as of April 1, 1998 he was appointed President of NPA. He has worked in the advertising industry since 1967. He holds a BA from Rhodes University, South Africa. Rocco Cipriano was appointed to the board on June 2, 1998. He has served as Executive Vice President - Creative, for K&C in Harrison, NY since 1992Upon the Company's acquisition of certain assets of K&C as of April 1, 1998 he was appointed Executive Vice President, Creative of NPA. He holds a Professional Degree in Communications from Parsons School of Design, New York. Daniel A. Gordon, an attorney, has been a director and Chairman of the Board of Directors of the Company since November 1993. He has been a principal with Corporate Growth Services since 1992. Corporate Growth Services provides consulting support services to businesses in the early stages of development. From 1989 to 1992, Mr. Gordon served as President of COIN Banking Systems, Inc., which had been the banking systems division of COIN Financial Systems Inc. Mr. Gordon had served as Chairman and Chief Executive Officer of COIN Financial Systems Inc. from 1984 to 1989. He received a B.A. in English from Dartmouth College and an L.L.B. from George Washington University.
Michael Taylor has been a director of the Company since April 26, 1996 and was appointed Secretary in May 1998. Since December 3, 1996 he has been a Senior Vice President of Gilford Securities. Prior to that he was a Managing Director of Investment Banking at Laidlaw Equities from March 1996. He was Associate Director of Investment Banking for Josephthal Lyon & Ross from June 1989 to
March 1996. From early 1980 until joining Josephthal, he was President of Mostel & Taylor Securities, Inc., a NASD-member investment banking and brokerage firm. He has been involved in the securities industry since 1966, when he joined Lehman Brothers as an analyst. He is also Chairman of the Board of Jennifer Muller/The Works, a contemporary dance company. He attended Amherst College and Columbia University.

COMPLIANCE  WITH  SECTION  16(a)  OF  THE  SECURITIES  EXCHANGE  ACT  OF  1934
Section 16(a) of the Securities Exchange Act of 1934 ("Section 16(a)") requires the Company's directors, executive officers, and persons who own more than 10% of a registered class of the Company's equity securities, to file with the Securities and Exchange Commission reports on Forms 3, 4 and 5 concerning their ownership of the Common Stock and other equity securities of the Company.
Based solely on the Company's review of copies of such reports and written representations that no other reports were required, the Company believes that all its officers, directors and greater than ten percent beneficial owners complied with all filing requirements applicable to them with respect to transactions during the fiscal year ended March 31, 2000.

ITEM  10.  EXECUTIVE  COMPENSATION
The following table sets forth information concerning the compensation of the Company's chief executive officer and each of the other executive officers (the "Named Officers") for services rendered in all capacities to the Company. The Company has only four executive officers.
SUMMARY  COMPENSATION  TABLE


Annual  Compensation
Long-Term  Compensation

Name and Principal Position     Mark Blundell -   Chief Executive   & President
Fiscal Year Ended March 31,           1998              1999            2000
Salary . . . . . . . . . . . .  $        150,000  $        150,000  $    150,000
Bonus. . . . . . . . . . . . .  $              0  $              0  $          0

Other Annual Compensation (1).  $         57,000  $         57,000  $       ,000

Securities underlying options.           450,000                 0       150,000
Restricted Stock Awards. . . .  $              0  $              0  $          0
All Other Compensation (2) . .  $          1,100  $          1,100  $     65,100



No other Executive or employee received total annual salary and bonus in excess of $100,000.
(1) Reflects a non-accountable expense allowance of $4,000 per month,and a car allowance of $750 per month.
(2) Reflects the insurance premium paid by the Company for term life insurance and the cashless exercise of options to purchase 397,000 shares of Common Stock

OPTION  GRANTS  IN  FISCAL  YEAR  ENDED  MARCH  31,  2000
The following table sets forth all grants of stock options made during the fiscal year ended March 31, 2000 pursuant to the Company's Stock Option Plan to the Named Officers:
Individual  Grants:
Mark A. Blundell: Option to purchase 100,000 shares of Common Stock at $2.1875 per share granted under the Executive Stock Option Plan, vesting on March 22, 2001 and expiring on March 22, 2005.

Alizera  Faraji:          Option  to  purchase  75,000 shares of Common Stock at
$2.1875 per share granted under the Executive Stock Option Plan, vesting on March 22, 2001 and expiring on March 22, 2005.

Michael  Taylor:          Option  to  purchase  20,000 shares of Common Stock at
$2.1875 per share granted under the Executive Stock Option Plan, vesting on March 22, 2001 and expiring on March 22, 2005.

Daniel  Gordon:          Option  to  purchase  20,000  shares of Common Stock at
$2.1875 per share granted under the Executive Stock Option Plan, vesting on March 22, 2001 and expiring on March 22, 2005.

AGGREGATE OPTION EXERCISES IN FISCAL YEAR ENDED MARCH 31, 2000 AND YEAR-END OPTION VALUES
The following table sets forth information with respect to options exercised by each of the Named Officers during the fiscal year ended March 31, 2000 and the number and value of unexercised options as of March 31, 2000:

Number of Securities Underlying Unexercised Options at March 31, 2000 and Value Of Unexercised In-the-Money Options at March 31, 2000(a)



               Number of Securities Underlying Unexercised Options at March 31, 2000
               ---------------------------------------------------------------------

               Name                                Shares Acquired on Exercise
-------------  ---------------------------------------------------------------------
               Mark Blundell                                           427,600

               Value of Unexercised In-the-Money Options at March 31, 2000(a)
               ---------------------------------------------------------------

               Name                 Value Realized      Exercisable  Unexercisable  Exercisable   Unexercisable
               --------------------------------------------------------------  -----------  -------------  ----
               Mark Blundell  $              60,000         287,555        100,000  $          0  $            0



(a) Based on the closing price of New Paradigm Software Corp. Common Stock on March 31, 2000 of $0.31 as reported on NASDAQ Bulletin Board.

EMPLOYMENT  CONTRACTS
The Company has entered into employment contracts with Mr. Blundell. The employment contract contains the following principal features.
Mr. Blundell: Term: Five years with a remaining term of approximately two years (1994-1999); Base Salary: $200,000 per annum (Mr. Blundell has waived $50,000 per annum of this Base Salary (which is not being accrued) until such time as the Company would otherwise be able to report a pre-tax annual profit in excess of $75,000); Allowances: Mr. Blundell receives a non-accountable expense allowance of $4,000 per month and a car allowance of $750 per month. Common Stock Award: Mr. Blundell received 26,667 shares of Common Stock. If the Company achieves at least $2.5 million in sales in any period of twelve consecutive months, Mr. Blundell will be paid a bonus of $50,000. Mr. Blundell's employment contract provides that if such bonus target is achieved and such bonus paid, he and the Company will negotiate a new bonus arrangement. Mr. Blundell is entitled to receive a death benefit of $1,000,000 payable to a beneficiary named by him. The Company has obtained a life insurance policy to fund this benefit. Mr. Blundell's employment agreement will renew automatically from year to year unless Mr. Blundell or the Company gives notice of termination to the other on or before May 1 of any year beginning in 1999. In the event that the Company terminates the contract other than for cause, or in the event of a change of control or a sale of substantially all the assets of the Company, Mr Blundell is entitled to receive a payment equivalent to two year's benefits under the contract.
Following  the  sale  of  Copernicus  to  VIE  Systems  Inc.,  Mr. Blundell, the
Company's President and Chief Executive Officer, gave formal written notice of his intention to exercise the termination right under his employment contract since this represented a transfer of substantially all the assets of the Company. These termination rights provided for the payment to Mr. Blundell of an amount not less than $414,000. As the Company was not in a position to make such a payment without seriously depleting the Company's limited cash reserves, the compensation committee negotiated with Mr. Blundell to produce the following settlement, which was entered into on November 13, 1997.
Mr. Blundell waived his entitlement to any payment in respect of the VIE transaction and entered into new three year employment contracts with the Company and its Delaware subsidiary, New Paradigm Acquisition I Co., Inc. ("NPAC") at the same aggregate base salary which provide a reduced termination benefit of 24 months compensation in the event that his termination right is triggered again by subsequent events. Mr. Blundell has waived $50,000 of base salary for fiscal 1998 and until the Company reports a consolidated pre-tax profit of not less than $75,000. In view of the fact the Company is contemplating a number of acquisitions of companies with revenues in excess of $2.5 million, the new contract provides that Mr. Blundell will not be entitled to receive the bonus of $50,000 in the event that the Company's gross revenues reach $2.5 million provided in his previous contract.
In addition the change of control clause, which gives Mr. Blundell certain termination rights would be amended to apply only in the event that 40% of the Company were to be acquired rather than 25% as at present. In order to retain Mr. Blundell's services in seeking acquisitions NPAC entered into an employment agreement (as mentioned above) and a loan agreement providing for a loan to Mr. Blundell of $114,000 at an interest rate of 6%. The loan will be repaid by applying 60% of (i) any future termination payment to Mr. Blundell; (ii) any bonus or incentive payments; and (iii) any sales of Common Stock of New Paradigm directly or beneficially owned by Mr. Blundell, including any Stock acquired through the exercise of options.
The directors of the Company currently receive no fees. They are reimbursed by the Company for their direct costs for attending meetings. On December 8, 1993, Mr. Gordon and three former directors were each granted, as remuneration for service on the Board of Directors, an option ("Directors' Options") to acquire, at a price of $5.00 per unit, 10,000 units, each unit consisting of one share of Common Stock and one warrant to purchase one share of Common Stock at an exercise price of $6.00 per share ("1993 Warrant"). These options expireD on November 1, 1998. On April 26, 1995 Messrs. Blundell, Gordon and three former directors were granted options under the Company's Stock Option Plan to purchase 5,333 shares of Common Stock each at an exercise price of $4.50 per share. These options became exercisable on April 26, 1996 and expire on April 26, 2005. On November 30, 1995 Mr. Gordon and two former directors were each granted options under the Company's Stock Option Plan to purchase 10,000 shares of Common Stock at an exercise price of $5.125 per share. Mr. Blundell was granted options under the Company's Stock Option Plan to purchase 20,000 shares of Common Stock at the same exercise price. These options become exercisable on November 30, 1996 and expire on November 30, 2000. On April 24, 1996, Mr. Taylor was granted options under the Company's Stock Option Plan to purchase 10,000 shares of Common Stock at an exercise price of $5.125 per share. These options become exercisable on April 24, 1997 and expire on April 24, 2001. On October 15, 1997, Messrs. Taylor and Gordon were each granted 50,000 options to purchase shares of Common Stock at an exercise price of $0.16 per share (the market price on the date of issue). As of January 1, 1998, Mr. Chalek was granted 50,000 options to purchase shares of Common Stock at an exercise price of $0.25 per share (the market price on the date of issue).

ITEM  12.  SECURITY  OWNERSHIP  OF  CERTAIN  BENEFICIAL  OWNERS  AND  MANAGEMENT

The following table indicates the beneficial ownership of the Company's Common Stock as of March 31, 2000, by (1) each of the directors, (2) each of the Executive officers of the Company, (3) all directors, and executive officers of the Company as a group and (4) each person or entity which beneficially owned in excess of five percent of the Common Stock, based upon information supplied by each of the directors, nominees, executive officers and five percent beneficial owners:


COMMON  STOCK
                                                                       Total  Number Percent  of
                                 Right to Sole     Right to Shared      Shares     Common Stock
Name of Beneficial                 Voting and         Voting and      Beneficially  Beneficially
Owner(a)                        Investment Power   Investment Power      Owned          Owned
Mark Blundell. . . . . . . . .         653,765(b)         199,999(c)       853,764            18%
John Brann . . . . . . . . . .         219,332(d)         199,999(c)       419,331             9%
Matthew Fludgate . . . . . . .          75,508(e)                  0        25,508            (j)
Daniel Gordon. . . . . . . . .          45,333(f)                  0        45,333           (j)%
Lancer Holdings. . . . . . . .         157,199(g)                  0       157,166             3%
Midland Associates . . . . . .         619,999(h)                  0       619,999            13%
Michael Taylor . . . . . . . .          20,000(i)                  0        20,000            (j)
Morton Chalek. . . . . . . . .          10,000(k)                  0        10,000            (j)
Robert Trump . . . . . . . . .         350,000(l)         619,999(m)       969,999            21%
Rocco Cipriano . . . . . . . .         169,000(n)                          269,000(o)          6%
Ali Faraji . . . . . . . . . .         442,666(p)                          518,666(q)         11%
All Directors and Executive
 Officers of the Company as a
 group (a total of 4 persons).            888,098         199,999(s)     1,188,097            26%






(a) The shares of Common Stock beneficially owned by each person or by all directors and executive officers as a group, and the shares included in the total number of shares of Common Stock outstanding used to determine the percentage of shares of Common Stock beneficially owned by each person and such group, have been adjusted in accordance with Rule 13d-3 under the Securities Exchange Act of 1934 to reflect the ownership of shares issuable upon exercise of outstanding options, warrants or other common stock equivalents which are exercisable within 60 days. As provided in such Rule, such shares issuable to any holder are deemed outstanding for the purpose of calculating such holder's beneficial ownership but not any other holder's beneficial ownership.
(b) Consists of (i) 459,767 shares of Common Stock, (ii) 5,333 shares of Common Stock issuable upon exercise of warrants issued in a 1994 private placement of the Company's securities (the "1994 Warrants"), (iii) 38,666 shares of Common Stock issuable upon exercise of options granted under the Company's Stock option Plan ("SOP") that are currently exercisable, (iv) up to 149,999 shares of Common Stock underlying stock options granted under the Executive Stock Option Plan.
(c) Represents the holdings of Lancer Holdings of which Mr. Blundell and Mr. Brann are each 33% owners and directors and officers. Consists of 166,666 shares of Common Stock and 33,333 shares of Common Stock issuable upon exercise of warrants held by Lancer (the "MBA Warrants").
(d) Consists of (i) 26,667 shares of Common Stock, (ii) 4,000 shares of Common Stock issuable upon exercise of 1994 Warrants, (iii) 38,666 shares of Common Stock issuable upon exercise of options granted under the SOP that are currently exercisable and (iv) up to 149,999 shares of Common Stock underlying stock options granted under the Executive Stock Option Plan.
(e) Consists of (i) 534 shares of Common Stock, (ii) 1,307 shares of Common Stock issuable upon exercise of 1994 Warrants, (iii) 23,667 shares of Common Stock issuable upon the exercise of options granted under the SOP and
(iv) 50,000 shares of Common Stock underlying stock options granted under the Executive Stock Option Plan.
(f)     Consists  of  (i)  10,000  shares  of  Common Stock and 10,000 shares of
Common Stock underlying 1993 Warrants issuable upon exercise of Directors' Options granted in 1993 to non-employee directors of the Company and (ii) 25,333 shares of Common Stock issuable upon exercise of options granted under the SOP.
(g)     Consists  of  157,166  shares  of  Common  Stock.
(h) Consists of 439,999 shares of Common Stock and 180,000 shares of Common Stock issuable upon exercise of warrants. These securities were previously owned by Management Technologies, Inc. ("MTI") and transferred to Midland Associates in satisfaction of a loan to MTI by Midland Associates.
(i) Consists of 20,000 shares of Common Stock issuable upon exercise of options granted under the SOP.
(j)     Less  than  1%.
(k) Consists of 10,000 shares of Common Stock issuable upon exercise of options granted under the SOP
(l) Consists of (i) 200,000 shares of Common Stock issuable upon exercise of 1994 Warrants (ii) 150,000 shares of Common Stock issuable upon exercise of warrants having an exercise price of $2.00 per share issued by the Company in connection with a loan by Mr. Trump that was subsequently cancelled as partial consideration for issuance of the Series C Redeemable Preferred Stock (the "Trump Warrants").
(m) Represents the holdings of Midland Associates. Consists of the securities listed in note h above.
(n)     Represents  169,000  shares  of  Common  Stock.
(o) Represents (1) 169,000 shares of Common Stock and (2) 100,000 shares of Common Stock issuable upon exercise of options.
(p)     Represents  442,666  shares  of  Common  Stock.
(q)     Represents  (1)  442,666 shares of Common Stock and (2) 76,000 shares of
Common  Stock  issuable  upon  exercise  of  options.

There  was  no  Preferred  Stock  issued  and  outstanding as of March 31, 2000.


ITEM  12.  CERTAIN  RELATIONSHIPS  AND  RELATED  TRANSACTIONS
GENERAL
The following is a discussion of certain transactions entered into by the Company with officers, directors, security holders and affiliates thereof. The Company believes that the terms of these transactions were no less favorable to the Company than would have been obtained from a non-affiliated third party for similar transactions at the time of entering into such transactions. The Company has adopted a policy whereby any future transactions, including loans, between the Company and its directors, officers, principal shareholders and other affiliates, will be on terms no less favorable to the Company than could be obtained from unaffiliated third persons on an arm's-length basis at the time that the transaction was entered into and will be reviewed and approved by a majority of the Company's directors, including a majority of the Company's independent disinterested directors.
OTHER  TRANSACTIONS
On  September  1,  1995  the  Company  entered  into  a consulting contract with
Corporate Growth Services, a corporation owned by Mr. Gordon, Chairman of the Board of Directors. Corporate Growth Services provides small development stage companies with management consulting. Under the terms of the contract Corporate Growth Services receives a consulting fee of $2,000 per month over and above any fees Mr. Gordon receives for attending meetings of the Board of Directors. In view of the Company's financial position Corporate Growth Services has agreed to waive these fees until further notice. In the fiscal year ended March 31, 1998 Corporate Growth Services received $24,000 in such fees and in the fiscal year ended March 31, 1999, $0
LOAN  FROM  MR.  ROBERT  TRUMP
In early January 1997, in order to continue operating, the Company solicited a $150,000 loan from Mr. Robert Trump, which was received on January 16, 1997.
The  principal  terms  of  this  loan  were  as  follows:
Advance:     $150,000.
Term:          6  months  (to  expire  July  14th,  1997).
Interest  Rate:     To  be  paid  in  warrants,  see  below.
Warrants:     150,000  three-year  warrants  with an exercise price of $2.00 per share,  in  lieu  of  interest.

Other  terms:     The  180,000  Midland Warrants, held by Midland Associates, an
affiliate  of  Mr.               Trump, were amended as follows:  The expiration
date was changed from                    August 11, 1998 to January 16, 2002 and
the  exercise  price  reduced  from $3.75 to               $2.00 per share.  The
exercise price on 25,000 of the Midland warrants was reduced to $1.00. Midland exercised these warrants to acquire 25,000 shares of common stock in September of 1999.
SERIES  C  REDEEMABLE  PREFERRED  STOCK
On March 13, 1997, Mr. Robert Trump agreed to advance the Company a further $50,000 which the Company urgently required in order to continue its operations and meet its payroll obligations. The earlier $150,000 advance and the March 13, 1997 $50,000 advance were combined into $200,000 to be used to subscribe for 800,000 shares of Series C Redeemable Preferred Stock, $0.01 par value, with the following principal terms:
Each Series C Redeemable Preferred Share has four (4) votes on any matter to be put to a vote of the Company's shareholders.
The Series C Redeemable Preferred Stock can be redeemed at the Company's option at any time upon payment of $200,000.
The Series C Redeemable Preferred Stock can be redeemed at the holder's option following any investment in the Company or a sale of any of the Company's assets where the proceeds are $2,000,000 or more. The Series C Redeemable Preferred Stock will have preference in the event of any liquidation of the Company to the extent of $200,000.
The Series C Redeemable Preferred Stock was redeemed by the Company from the proceeds of the sale of COPERNICUS.

                                     PART IV

ITEM  14.  EXHIBITS,  FINANCIAL  STATEMENTS  AND  REPORTS  ON  FORM  8-K

A.  Exhibits

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


B.  Reports  on  Form  8-K

     The following reports have been filed on Form 8-K during the quarter ended March 31, 2000:

                                   SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                  NEW  PARADIGM  SOFTWARE  CORP.
                                                  (Registrant)



Date:     June  29,  2000                   /s/  Mark  Blundell
                                            -------------------
                                                  Mark  Blundell
                                            President  &
                                            Chief  Executive  Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


Signature                 Title                                                                           Date
----------------------------------------------------------------------------------------------------------------------------
 /s/Mark Blundell
-------------------
Mark Blundell              Chief Executive Officer  and President (principal executive officer,          June 29, 2000
                           principal financial officer and principal accounting officer)
-----------------------------------------------------------------------------------------------------------------------------------
/s/Daniel A. Gordon
Daniel A. Gordo            Chairman of the Board of Directors. . . . . . . . . . . . . . . . . . . . . .  June 29, 2000
-----------------------------------------------------------------------------------------------------------------------------------
/s/Rocco Cipriano
Rocco Cipriano. . . . . .  Director                                                                       June 29, 2000
-----------------------------------------------------------------------------------------------------------------------------------
/s/ Michael Taylor
Michael Taylor             Secretary  and  Director                                                       June  29,  2000


24






                  NEW PARADIGM SOFTWARE CORP. AND SUBSIDIARIES

                              FINANCIAL STATEMENTS

                       YEARS ENDED MARCH 31, 2000 AND 1999

                  NEW PARADIGM SOFTWARE CORP.  AND SUBSIDIARIES

                              FINANCIAL STATEMENTS

                       YEARS ENDED MARCH 31, 2000 AND 1999









                                TABLE OF CONTENTS
                                -----------------







                                                   Page

REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS'    1
CONSOLIDATED FINANCIAL STATEMENTS
    Balance Sheet . . . . . . . . . . . . . . . . .       2
    Statements of Operations. . . . . . . . . . . .       3
    Statements of Shareholders' Deficiency. . . . .       4
    Statements of Cash Flows. . . . . . . . . . . .       5
    Notes to Consolidated Financial Statements. . .  6 - 19







                          INDEPENDENT AUDITORS' REPORT
                          ----------------------------




New  Paradigm  Software  Corp.  and  Subsidiaries
New  York,  New  York

We have audited the accompanying consolidated balance sheet of New Paradigm Software Corp. and Subsidiaries as of March 31, 2000, and the related consolidated statements of operations, shareholders' deficiency and cash flows for the years ended March 31, 2000 and 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion the consolidated financial statements referred to above present fairly, in all material respects, the financial position of New Paradigm Software Corp. and Subsidiaries at March 31, 2000, and the results of their operations and their cash flows for the years ended March 31, 2000 and 1999, in conformity with generally accepted accounting principles.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As disclosed in Note 1, the Company has incurred significant operating losses since its inception and has an accumulated deficit. The conditions raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these maters are described in Note 1. These consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Goldstein & Morris
Goldstein & Morris

June  22,  2000

                  NEW PARADIGM SOFTWARE CORP. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEET

                                 MARCH 31, 2000





ASSETS
------


Current assets

  Cash and cash equivalents . . . . . . . . . . . . . . . . . . . . .  $   288,467

   Accounts receivable less allowance for doubtful accounts . . . . .    1,157,808

   Prepaid expenses and other current assets. . . . . . . . . . . . .       18,176
                                                                       ------------


                     Total current assets . . . . . . . . . . . . . .    1,464,451

Property and equipment, net of accumulated depreciation and

   amortization . . . . . . . . . . . . . . . . . . . . . . . . . . .      178,933

Note receivable from Officer/Shareholder. . . . . . . . . . . . . . .      131,414

Goodwill, net of amortization . . . . . . . . . . . . . . . . . . . .      403,129

Security deposits . . . . . . . . . . . . . . . . . . . . . . . . . .       21,000
                                                                       ------------



                                                                       $ 2,198,927
                                                                       ============

LIABILITIES AND SHAREHOLDERS' DEFICIENCY
---------------------------------------------------------------------

Current liabilities

    Accounts payable and accrued expenses . . . . . . . . . . . . . .  $ 1,748,914

    Notes payable . . . . . . . . . . . . . . . . . . . . . . . . . .       95,000

    Deferred revenue. . . . . . . . . . . . . . . . . . . . . . . . .      363,319
                                                                       ------------


                     Total current liabilities. . . . . . . . . . . .    2,207,233
                                                                       ------------



Shareholders' Deficiency

      Preferred stock, $.01 par value - shares authorized-10,000,000:

      Series A shares authorized - 1,000,000; none issued and

        outstanding . . . . . . . . . . . . . . . . . . . . . . . . .            -

      Series B shares authorized 2,000,000; none issued and

         outstanding. . . . . . . . . . . . . . . . . . . . . . . . .            -

      Series C shares authorized 800,000; none issued and

         outstanding. . . . . . . . . . . . . . . . . . . . . . . . .            -

      Common stock, $.01 par value-shares authorized 50,000,000;

         issued and outstanding 4,624,297 . . . . . . . . . . . . . .       46,243

      Additional paid-in capital. . . . . . . . . . . . . . . . . . .    9,637,962

      Accumulated deficit . . . . . . . . . . . . . . . . . . . . . .   (9,692,511)
                                                                       ------------


                  Total Shareholders' deficiency. . . . . . . . . . .       (8,306)
                                                                       ------------


                                                                       $ 2,198,927
                                                                       ============




See accompanying notes to consolidated financial statements.




                      NEW PARADIGM SOFTWARE CORP. AND SUBSIDIARIES

                         CONSOLIDATED STATEMENTS OF OPERATIONS

                          YEARS ENDED MARCH 31, 2000 AND 1999




                                                                  2000         1999
                                                               -----------  -----------

Revenues. . . . . . . . . . . . . . . . . . . . . . . . . . .  $6,208,792   $2,749,372

Cost of Revenues. . . . . . . . . . . . . . . . . . . . . . .   4,545,693    1,741,183
                                                               -----------  -----------


   Gross profit . . . . . . . . . . . . . . . . . . . . . . .   1,663,099    1,008,189
                                                               -----------  -----------


Operating expenses

   Salaries and employee benefits . . . . . . . . . . . . . .   1,237,858      740,852

   Selling, general and administrative. . . . . . . . . . . .     761,140      723,508

   Depreciation and amortization. . . . . . . . . . . . . . .      96,885       87,932
                                                               -----------  -----------


                                                                2,095,883    1,552,292
                                                               -----------  -----------


Loss from operations. . . . . . . . . . . . . . . . . . . . .    (432,784)    (544,103)
                                                               -----------  -----------


Other income (expense)

   Interest income. . . . . . . . . . . . . . . . . . . . . .       9,119        7,794

   Interest expense . . . . . . . . . . . . . . . . . . . . .      (4,911)      (2,027)

   Gain from reduction of liability . . . . . . . . . . . . .           -       26,000
                                                               -----------  -----------


                                                                    4,208       31,767
                                                               -----------  -----------



Loss from continuing operations . . . . . . . . . . . . . . .    (428,576)    (512,336)

Loss from discontinued operations . . . . . . . . . . . . . .           -      (60,139)
                                                               -----------  -----------


Net income (loss) . . . . . . . . . . . . . . . . . . . . . .  $ (428,576)  $ (572,475)
                                                               ===========  ===========


Basic and diluted per share data

   Loss from continuing operations. . . . . . . . . . . . . .  $    (0.11)  $    (0.19)

   Loss share from discontinued operations. . . . . . . . . .           -        (0.02)
                                                               -----------  -----------


   Net income (loss) per common share . . . . . . . . . . . .  $    (0.11)  $    (0.21)
                                                               ===========  ===========


   Basic and diluted weighted average common shares
     outstanding. . . . . . . . . . . . . . . . . . . . . . .   3,832,074    2,718,396
                                                               ===========  ===========







See accompanying notes to consolidated financial statements.



                                           NEW PARADIGM SOFTWARE CORP. AND SUBSIDIARIES

                                       CONSOLIDATED STATEMENTS OF SHAREHOLDERS' DEFICIENCY

                                               YEARS ENDED MARCH 31, 2000 AND 1999







                                                                                                                   Sharegolders'

                                                                                          Additional   Accumulated     Equity
                                                                Shares      Par Value      Paid-In      Deficit     (Deficiency)
                                                              -----------  ------------  -----------  ------------  -------------

Balance, April 1, 1998 . . . . . . . . . . . . . . . . . . .    2,451,729  $     24,517  $9,150,209   $(8,691,459)  $    483,267

Issuance of Common stock for acquisition . . . . . . . . . .      250,000         2,500      72,500             -         75,000

Issuance of common stock for settlement

  of note payable. . . . . . . . . . . . . . . . . . . . . .      200,000         2,000      22,000             -         24,000

Net loss for the year. . . . . . . . . . . . . . . . . . . .            -             -           -      (572,476)      (572,476)
                                                              -----------  ------------  -----------  ------------  -------------



Balance, March 31, 1999. . . . . . . . . . . . . . . . . . .    2,901,729        29,017   9,244,709    (9,263,935)         9,791



Conversion of Preferred D Stock to Common. . . . . . . . . .      850,000         8,500      (8,500)            -              -

Issuance of common stock for acquisition . . . . . . . . . .      159,286         1,593     117,914             -        119,507

Issuance of common stock for cash. . . . . . . . . . . . . .      225,000         2,250     122,750             -        125,000

Issuance of common stock upon exercise

  of stock options . . . . . . . . . . . . . . . . . . . . .      427,600         4,276      64,140             -         68,416

Issuance of common stock for services

   rendered. . . . . . . . . . . . . . . . . . . . . . . . .       60,682           607      96,949             -         97,556

Net loss for the year. . . . . . . . . . . . . . . . . . . .            -             -           -      (428,576)      (428,576)
                                                              -----------  ------------  -----------  ------------  -------------





Balance, March 31, 2000. . . . . . . . . . . . . . . . . . .  $ 4,624,297  $     46,243  $9,637,962   $(9,692,511)  $     (8,306)
                                                              ===========  ============  ===========  ============  =============


See accompanying notes to consolidated financial statements.




                      NEW PARADIGM SOFTWARE CORP. AND SUBSIDIARIES

                          CONSOLIDATED STATEMENTS OF CASH FLOWS

                           YEARS ENDED MARCH 31, 2000 AND 1999





Cash flows from operating activities:                                2000        1999
                                                                  ----------  ----------

Net loss                                                          $(428,576)  $(572,475)

Adjustments to reconcile to net cash used in operating

activities:

Depreciation and amortization                                       96,885      87,932

Provision for bad debts                                             25,000      20,000

Gain from reduction of liability                                      -        (26,000)

Loss from discontinued operation                                      -         60,139

Non cash compensation                                              161,172        -

Noncash interest expense                                              -         2,027

Noncash revenue                                                    (30,000)

Increases (decreases) in cash flows used in operating activities resulting from changes in:

Accounts receivable                                               (623,904)   (307,353)

Note receivable from officer/shareholder                           (7,439)     (6,840)

Prepaid expenses and other current assets                           18,863     (5,619)

Other assets                                                          -        (21,000)

Accounts payable and accrued expenses                              727,341     316,638

Deferred revenue                                                   (8,873)     372,192
                                                                  ----------  ----------


Net cash used in operating activities                              (69,531)    (80,361)
                                                                  ----------  ----------

Cash flows from investment activities:

Acquisition of property and equipment                             (111,522)    (63,278)

Principal receipts on note receivable                                 -        187,300

Cash acquired upon acquisition                                      9,994       84,770
                                                                  ----------  ----------


Net cash provided by (used in)  investing activities              (101,528)    208,792
                                                                  ----------  ----------

Cash flows from financing activities:

Issuance of common stock                                           125,000        -

Repayment of debt                                                  (5,000)        -
                                                                  ----------  ----------


Net cash provided by financing activities                          120,000        -
                                                                  ----------  ----------


Net increase (decrease) in cash and cash equivalents               (51,059)    128,431


Cash and cash equivalents, beginning of year                       339,526     211,095
                                                                  ----------  ----------


Cash and cash equivalents, end of year                             $288,467    $339,526
                                                                  ==========  ==========




See accompanying notes to consolidated financial statements.

                  NEW PARADIGM SOFTWARE CORP. AND SUBSIDIARIES

                          NOTES TO FINANCIAL STATEMENTS

1.   ORGANIZATION  AND  SUMMARY  OF  ACCOUNTING  POLICIES
     ----------------------------------------------------

Organization  and  Business
---------------------------

New Paradigm Software Corp. (The "Company") a New York Corporation, was founded in July 1993 and commenced operations on November 1, 1993. The Company trades through its wholly owned operating subsidiaries, New Paradigm Advertising, Inc. ("NPA") formerly SKC Advertising, Inc., an advertising agency, GMG Public Relations, Inc. ("GMG"), a public relations firm, and New Paradigm Inter-Link, Inc. ("NPIL") a research and development firm in the business of creating commercial applications for the Internet.

Basis  of  Presentation
-----------------------

The accompanying consolidated financial statements have been prepared on the basis that the Company will continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has incurred significant operating losses since inception and has an accumulated deficit at March 31, 2000. As discussed in
Note 12 the Company disposed of its COPERNICUS and EDI businesses. General and administrative expenses, employee costs, professional fees and occupancy expenses from continuing operations will be incurred which, in the absence of significant income from new operations, will produce continuing net losses and an increase in accumulated deficit annually. Although there can be no assurance of its success, management intends to continue to develop its Internet business and advertising business and also intends to seek acquisitions of other business and pursue combinations with other businesses in related fields. The consolidated financial statements do not include any adjustments that might result fro the outcome of this uncertainty.

Principles  of  Consolidation
-----------------------------

The  consolidated  financial  statements include the accounts of the Company and
its  wholly  owned  subsidiaries, NPIL, NPA and GMG.   All material intercompany
accounts  and  transactions  are  eliminated.

Cash  and  Cash  Equivalents
----------------------------

Cash equivalents are comprised of highly liquid debt instruments with original maturities of three months or less, principally money market accounts.

Property,  Equipment  and  Depreciation
---------------------------------------

Property and equipment are stated at cost. Depreciation is computed using accelerated methods, which approximate the straight-line method, over the estimated useful lives of the assets, ranging from 5-7 years for financial and tax reporting purposes.

Goodwill
--------

The Company's goodwill arose from the purchase of net assets, see Note 2. Goodwill is amortized over a fifteen-year period utilizing the straight-line method.

Concentrations  of  Credit  Risk
--------------------------------

The Company's cash balances, which are maintained in various banks are insured up to $100,000 for each bank by the Federal Deposit Insurance Corporation. The balances at times, may exceed these limits.

                  NEW PARADIGM SOFTWARE CORP. AND SUBSIDIARIES

                          NOTES TO FINANCIAL STATEMENTS
                                   (Continued)

1.  ORGANIZATION  AND  SUMMARY  OF  ACCOUNTING  POLICIES  (continued)
    ----------------------------------------------------------------

Revenue  Recognition
--------------------

Revenue from Internet products is recognized upon delivery to the customer. The Company's contracts with its customers provide for payment to be made on specific schedules, which may differ from the timing of recognition of revenue. Customer advances are recorded as cash payments received in advance of delivery.

Maintenance fees are recognized proportionately over the term of the maintenance agreement. Customer service fees charged to customers for installation, configuration and modification of standard software to customer specifications. Revenue is recorded as work is performed under the relevant arrangement.

Advertising revenues are derived from commissions for placement of advertisements in various media and from fees for staffing and for production of advertisements and marketing projects. Revenue is generally recognized when billed. Billings are primarily rendered upon presentation date for media, when staff is used, when costs are incurred or printed production is completed.

Use  of  Estimates
------------------

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

Fair  Value  of  Financial  Instruments
---------------------------------------

The carrying amounts of cash and cash equivalents, accounts receivable, other receivables, loans, accounts payable and redeemable preferred stock approximate fair value because of the short maturity of these items.

Stock-Based  Compensation
-------------------------

The Company has elected to follow Accounting Principles Board Opinion No. 25 ("APB No. 25"), "Accounting for Stock Issued to Employees," and related interpretations in accounting for its employee stock options. Under APB No. 25, because the exercise price of employee stock options equals the market price of the underlying stock on the date of grant, no compensation expense is recorded. The Company has elected the disclosure-only provisions of Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation."

Income  Taxes
-------------

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

                  NEW PARADIGM SOFTWARE CORP. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)





1.  ORGANIZATION  AND  SUMMARY  OF  ACCOUNTING  POLICIES  (continued)
    ----------------------------------------------------------------

Net  Income  (Loss)  Per  Common  Share
---------------------------------------

Net income (loss) per common share was calculated by dividing net income by the weighted average number of common shares outstanding during the year. Diluted earnings per share was calculated by dividing net income by the sum of the weighted average number of common shares outstanding plus all additional common shares that would have been outstanding if potentially dilutive common shares had been issued.


2.  ACQUISITIONS
    ------------

On April 1, 1998 the Company through its wholly owned subsidiary NPA purchased certain assets and assumed certain liabilities related to the advertising business of Kapelus & Cipriano, Inc. trading as Schoen, Kapelus & Cipriano, ("SKC") for 250,000 common shares valued at $75,000. The business combination was accounted for as a purchase and, accordingly, SKC's results are included in the consolidated financial statements since the date of acquisition. The purchase price, which was financed through the issuance of common stock, has been allocated to the assets of SKC, based upon their respective fair market values. The value of the assumed liabilities exceeds the value of the acquired assets by approximately $210,000.Accordingly, $210,000 was recognized as goodwill and is being amortized over 15 years.

In addition, pursuant to the buyout agreement, the Company will be paying to the principals of SKC in each of the next three years an amount equal to 16.667% of the net revenue of SKC (as defined in the buyout agreement) commencing on the closing date and ending on the third anniversary of the closing date, less one sixth of the net liabilities (as defined in the closing agreement). Such buyout payment shall be made at 8.334% of the net revenue of SKC less one sixth of the net liabilities paid in cash and 8.333% of the net revenue of SKC paid in shares of the Company's common stock.

On July 1, 1999 the Company through its wholly owned subsidiary NPA purchased certain assets and assumed certain liabilities related to the advertising business of Sutton and Partners, Inc. ("S&P") for 50,000 common shares valued at $75,000. The business combination was accounted for as a purchase and, accordingly, Sutton and Partners, Inc. results are included in the consolidated financial statements since the date of acquisition. The purchase price, which was financed through the issuance of common stock, has been allocated to the assets of S&P, based upon their respective fair market values. The value of the assumed liabilities exceeds the value of the acquired assets by approximately $152,000.Accordingly, $152,000 was recognized as goodwill and is being amortized over 15 years.

In addition, pursuant to the buyout agreement, the Company will be paying to the principals of S&P in each of the next three years an amount equal to 25% of the net revenue of S&P (as defined in the buyout agreement) commencing on June 30, 2000 and ending on the third anniversary of the closing date, less one third of the net liabilities (as defined in the closing agreement). Such buyout payment shall be made at 12.5% of the net revenue of S&P less one third of the net liabilities paid in cash and 12.5% of the net revenue of S&P paid in shares of the Company's common stock.

                  NEW PARADIGM SOFTWARE CORP. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)




2.  ACQUISITIONS  (continued)
    ------------------------

     On January 1, 2000 the Company through a wholly owned subsidiary purchased certain assets related to the public relations business, including the right to the seller's name, of GMG Public Relations, Inc. ("GMG") for 20,000 common shares valued at $14,000. The business combination was accounted for as a purchase and, accordingly, GMG's results are included in the consolidated financial statements since the date of acquisition. The purchase price, which was financed through the issuance of common stock, has been allocated to the assets of GMG, based upon their respective fair market values.

     In addition, pursuant to the buyout agreement, the Company will be paying, to the principal of GMG in each of the next three years, an amount equal to 33.33% of the asset value in shares of the Company's common stock commencing on September 30, 2000 and ending on September 30, 2002.

     Additionally in each of the three years commencing on December 31, 2000 and ending on December 31, 2002 (as defined in the buyout agreement) the Company will pay one third of the cash acquired and on December 31, 2002 16.66% of the net revenue of GMG in cash and the Company will pay 33.33% of the net revenue of GMG, except for December 31, 2002 when only 16.66% shall be paid, in the Company's common stock.

In connection with the S&P and GMG purchases, the assets acquired and liabilities assumed are as follows:




                                          GMG       S&P
                                        -------  ---------

Tangible assets acquired at fair value  $14,000  $ 15,000

Goodwill . . . . . . . . . . . . . . .        -   152,000

Liabilities assumed at fair value. . .        -   (92,000)
                                        -------  ---------


          Total purchase price . . . .  $14,000  $ 75,000
                                        =======  =========



The following pro forma consolidated results of operations have been prepared as if the acquisition of S&P and GMG had occurred as of the beginning of fiscal 1999:





                                                March 31, 2000    March 31, 1999
                                                    (Unaudited)       (Unaudited)
                                               ----------------  ----------------

Net sales . . . . . . . . . . . . . . . . . .  $     6,430,000   $     3,326,000

Net loss from continuing operations . . . . .         (412,000)         (557,000)

Net loss per share from continuing operations            (0.11)            (0.20)





The pro forma consolidated results do not purport to be indicative of results that would have occurred had the acquisition been in effect for the period presented, nor do they purport to be indicative of the results that will be obtained in the future.

                  NEW PARADIGM SOFTWARE CORP. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)


3.   PROPERTY  AND  EQUIPMENT
     ------------------------

Property  and  equipment  consists  of  the  following  as  of  March  31, 2000:





Computer equipment                               $284,214

Software. . . . . . . . . . . . . . . . . . . .   154,329

Furniture and fixtures. . . . . . . . . . . . .   148,887
                                                 --------


                                                  587,430

Less: Accumulated depreciation and amortization   408,497
                                                 --------


                                                 $178,933
                                                 ========





4.  GAIN  FROM  REDUCTION  OF  LIABILITY
    ------------------------------------

The Company had an outstanding liability of $461,999 payable to its former corporate counsel. The Company has disputed the amount of this balance with such counsel and estimates the liability will be settled for an amount of approximately $100,000, which is included in accounts payable and accrued expenses at March 31, 1998. Accordingly, the Company has recorded a gain of $361,999 from the reduction of this liability in the statement of operations for the year ended March 31, 1998. The company settled this liability for $74,000 recording a gain of $26,000 for the year ended March 31, 1999.


  5.  NOTES  PAYABLE
      --------------


Notes  payable  as  of  March  31,  2000  are  as  follows:



Notes payable to officers.  The notes are due on demand

and are interest free.                                        $46,000



Note payable to former corporate counsel pursuant to

settlement agreement.  The note matures in June 2007 and

requires monthly principal payments of $500 plus interest at

8% per annum.. . . . . . . . . . . . . . . . . . . . . . . .   49,000
                                                              -------


                                                              $95,000
                                                              =======

                  NEW PARADIGM SOFTWARE CORP. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)




6.  INCOME  TAXES
    -------------

At March 31, 2000, the Company had net operating loss carry forwards of approximately $9,663,000, which expire in various years through 2015, available to offset future taxable income. Certain provisions of the tax law may limit the net operating loss carryforwards available for use in any given year in the event of a significant change in ownership interest. At March 31, 2000 the Company had a deferred tax asset amounting to approximately $4,400,000. The deferred tax asset consists primarily of net operating loss carryforwards and has been fully offset by a valuation allowance of the same amount.

7.  COMMITMENTS  AND  CONTINGENCIES
    -------------------------------

Leases
------

The company leases sales and office space under operating leases, which expire on February 28, 2001 and March 31, 2002.

The future minimum rental payments under these lease agreements are approximately as follows:




Year ending March 31,
----------------------

2001 . . . . . . . . .  $148,000

2002 . . . . . . . . .    73,000
                        --------


221,000
======================





Rent expense for the years ended March 31, 2000 and 1999 amounted to approximately $170,000 and $163,000 respectively.

                  NEW PARADIGM SOFTWARE CORP. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)

7.  COMMITMENTS  AND  CONTINGENCIES  (continued)
    --------------------------------------------

Employment  Agreements
----------------------

Following the sale of Copernicus to VIE Systems Inc. (See Note 12), which represented a transfer of substantially all the assets of the Company, the Company's President and Chief Executive Officer gave formal written notice of his intention to exercise the termination rights under his employment contract. These termination rights provided for payment to this officer of an amount not less than $414,000. As the Company was not in a position to make such a payment without seriously depleting the Company's limited cash reserves, the compensation committee negotiated with the officer to produce the following settlement, which was entered into on November 13, 1997:

- The officer waived his entitlement to any payment for termination benefits arising out of the VIE transaction and entered into new three year employment contracts with the Company and its Delaware subsidiary, NPAC, at the same aggregate base salary which provide a reduced termination benefit of 24 months compensation in the event that his termination right is triggered again. The officer has waived $50,000 of base salary until the Company reports a consolidated pre-tax profit of not less than $75,000.

- The Company is contemplating a number of acquisitions of companies with revenues in excess of $2.5 million; the new contract provides that the officer will not be entitled to receive the bonus of $50,000 in the event that the Company's gross revenues reach $2.5 million provided in his previous contract.

- The change of control clause, which gives the officer certain termination rights would be amended to apply only in the event that 40% of the Company were to be acquired rather than 25% as at present.

- In order to retain this officer's services in seeking acquisitions NPAC entered into an employment agreement (as mentioned above) and a loan agreement providing for a loan to Mr. Blundell of $114,0000 at an interest rate of 6%. The loan will be repaid by applying to its outstanding balance 60% of (i) any future termination payment to the officer; (ii) any bonus or incentive payments; and (iii) any sales of Common Stock of New Paradigm directly or beneficially owned by this officer, including any Stock acquired through the exercise of options.

On April 1, 1998, the Company entered into employment agreements each with Mr. Cipriano and Mr. Kapelus for a term of three years ending March 31, 2001. Under the agreement, their annual base salary is $75,000 with a monthly expense allowance of $667. The employment agreements further provide for annual incentive bonuses of $15,000 if the Company's net revenues meet certain levels, and a bonus equal to 10% of net revenues exceeding a specific amount, as defined in the agreement.

In consideration for executing this agreement, Mr. Cipriano and Mr. Kapelus each received options to purchase 100,000 shares of the Company's common stock at an exercise price of $.34 per share.

In the event of termination, other than for cause, Mr. Cipriano and Mr. Kapelus shall receive the balance due under their contract in a lump sum and an estimate of their bonuses.

On July 1, 1999, the Company entered into employment agreements each with Mr. Katcher and Mr. Longmire for a term of three years ending June 30, 2002. Under the agreement, their annual base salary is $50,000 with a monthly expense allowance of $4,000. The employment agreements further provide for annual incentive bonuses not to exceed $35,000 if the Company's net revenues meet certain levels, as defined in the agreement.

In consideration for executing this agreement, Mr. Katcher and Mr. Longmire each received options to purchase 25,000 shares of the Company's common stock at an exercise price of $1.65 per share.

In the event of termination, other than for cause, Mr. Katcher and Mr. Longmire are entitled to $100,000 per annum and to an estimated bonus for the remaining period of their employment agreements.

                  NEW PARADIGM SOFTWARE CORP. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)


7.  COMMITMENTS  AND  CONTINGENCIES  (continued)
    --------------------------------------------

Employment  Agreements  (continued)
-----------------------------------

On January 1, 2000, the Company entered into an employment agreement with Ms. Risa Hoag for a term of three years ending December 31, 2002. Under this agreement, Ms. Hoag's annual base salary is $80,000. The employment agreement further provides for annual incentive bonuses of $35,000 if the Company's net revenues meet certain levels, as defined in the agreement and 10% of GMG's net profits, as defined in the agreement.

In consideration for executing this agreement, Ms. Hoag received options to purchase 50,000 shares of the Company's common stock at an exercise price of $.63 per share.

In the event of termination other than for cause Ms. Hoag is entitled, for the remaining period of her contract, a sum equal to her base salary and an estimate of her bonuses.


8.  SHAREHOLDERS  EQUITY
    --------------------

Preferred  Stock
----------------

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

                                     ------
                  NEW PARADIGM SOFTWARE CORP. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)


8.  SHAREHOLDERS  EQUITY
    --------------------

Preferred  Stock  (continued)
-----------------------------

In March 1997 the Board of Directors subdivided the preferred stock to create a Series C redeemable preferred stock ("C Preferred"), $0.01 par value, with 800,000 shares authorized with the following principal terms:

- Each C Preferred share has four votes on any matter to be put to the vote of the Company's Shareholders.

- The C Preferred Stock can be redeemed at the Company's option at any time upon payment of $200,000.

- The C Preferred Stock can be redeemed at the holder's option following any investment in the Company or a sale of any of the Company's assets where the proceeds are $2,000,000 or more.

- The C Preferred Stock will have preference in the event of any liquidation to the extent of $200,000.

On January 15, 1997 a shareholder loaned the Company $150,000 in exchange for a six-month non-interest bearing note. In consideration for the note and interest thereon the shareholder was to be paid 150,000 three-year warrants with an exercise price of $2.00 per share and a change in the Midland Warrants (see warrants outstanding). The 180,000 Midland warrants, held by Midland Associates, an affiliate of the shareholder were amended as follows: the expiration date was changed from August 11, 1988 to January 16, 2002 and the exercise price reduced from $3.75 to $2.00 per share.

On March 15, 1997, this shareholder advanced the Company an additional $50,000 and surrendered the $150,000 note, which he held. The combined $200,000 was used to subscribe for the Series C Preferred Redeemable shares described above.

On July 23, 1997, the Company redeemed its 800,000 Series C Redeemable Preferred Stock for $200,000 pursuant to the sale of the Copernicus asset (see Note 12) in accordance with the terms described above.

On October 15, 1997, pursuant to Section 4(d) of the Restated Certificate of Incorporation of the Company, the Company agreed to create a Series D convertible preferred stock, $0.01 par value (the "Series D Preferred"). The Company further agreed to issue several of the employees of and a consultant to NPIL an aggregate of 50 shares of Series D Preferred.

In April 1999, the Series D Preferred Stock was converted into 850,000 shares of Common Stock in accordance with its terms.

                  NEW PARADIGM SOFTWARE CORP. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)



8.  SHAREHOLDERS  EQUITY  (continued)
    ---------------------------------

Warrants
--------

At  March  31,  2000,  the  Company  had  outstanding  warrants  as  follows:





                                                 Number of

                                                  Common       Exercise

                                                  Shares         Price

Warrants issued in connection with: . . . . . .  Issuable   Per Share        Expiration Date
-----------------------------------------------  ---------  ---------------  --------------------


March 1995 private placement. . . . . . . . . .    149,720             7.58  August 11, 2000 (l)


April 1995 private placement. . . . . . . . . .     12,348             7.58  August 11, 2000 (l)


May 1995 settlement Agreement with MTI

("Midland Warrants"). . . . . . . . . . . . . .    180,000             2.00  January 16, 2002(ii)


August 1995 initial public offering redeemable
                                                 1,234,000
warrants
                                                                       7.58  August 11, 2000

August 1995 representative warrants . . . . . .    123,480             7.58  August 11, 2000


August 1995 redeemable warrants issuable

upon exercise of representative's warrants. . .    123,480             7.58  August 11, 2000(iii)


September 1995 Exercise of underwriters

overallotment option for Redeemable Warrants. .    185,220             7.58  August 11, 2000


October 1995 Omotsu Warrants. . . . . . . . . .     80,000             7.80  August 11, 2000


January 1997 Shareholder warrants . . . . . . .    150,000             2.00  January 16, 2002




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

     During  the  year ended March 31, 2000 no warrants were issued or exercised
and  358,401          expired.

                  NEW PARADIGM SOFTWARE CORP. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)




8.  SHAREHOLDERS  EQUITY  (continued)
    ---------------------------------

Stock  Option  Plan
-------------------

The Company adopted a stock option plan (the "Option Plan"), effective April 8, 1994. The Option Plan provides for the grant of options to qualified employees (including officers and directors) of the Company to purchase up to an aggregate of 266,667 shares of common stock. The Option Plan is administered by a committee (the "Committee") appointed by the Board of Directors. The Committee may, from time to time, grant options under the Option Plan to such key employees as the Committee may determine, provided, however, that the Committee may not grant incentive stock options ("Incentive Options") to any key employee who is not in the regular full-time employment of the Company. Options granted under the Option Plan may or may not be "incentive stock options" as defined in the Internal Revenue Code, depending upon the terms established by the Committee at the time of grant. The exercise price shall not be less than the fair market value of the Company's common stock as of the date of the grant (110% of the fair market value if the grant is an Incentive option to an employee who owns more than 10% of the total combined voting power of all classes of stock of the Company). Options granted under the Option Plan are subject to a maximum term of 10 years.

In January 1999, two directors were each granted 40,000 options to purchase shares of common stock at an exercise price of $.25 per share. These options expire on December 31, 2009.

In March 2000, the Company granted to its Chief Executive Officer 100,000 options to purchase shares of Common Stock at an exercise price of $2.19 per share.

The following tables contain information on the stock options for the two-year period ended March 31, 2000:



                                                                          Option
                          Exercise Price         Weighted Average
                                         Shares
                                      ---------

                             range per share    exercise price
                             ----------------  ----------------

Outstanding, March 31, 1998          967,999   $   .16  - $6.00  $1.96

Granted . . . . . . . . . .          316,000    .25   -     .34    .31

Exercised . . . . . . . . .                -                  -      -

Canceled. . . . . . . . . .         (307,999)    .16   -   6.00   1.82
                             ----------------  ----------------  -----


Outstanding, March 31, 1999          976,000     .16   -   5.13    .52

Granted . . . . . . . . . .          265,000     .75   -   2.19   2.00

Exercised*. . . . . . . . .         (450,000)   .16   -     .25    .16

Canceled. . . . . . . . . .                -                  -      -
                             ----------------  ----------------  -----


Outstanding, March 31, 2000          791,000   $  .16   - $5.13  $1.22
                             ================  ================  =====





* Exercised by Chief Executive Officer in January and March 2000. The fair market value for
  420,000  shares and 30,000 shares was $3.00 and $1.31 per share, respectively.

                  NEW PARADIGM SOFTWARE CORP. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)




8.   SHAREHOLDERS  EQUITY  (continued)
     ---------------------------------

Stock  Option  Plan  (continued)
--------------------------------



                                                                             Option
                           Exercise Price         Weighted Average
        Shares
     ---------

                                           range per share    exercise price
                                          ------------------  ---------------

     Exercisable at year ended March 31:

            1999 . . . . . . . . . . . .             714,000  $  .16  - $5.13  $.64

            2000 . . . . . . . . . . . .             438,000     .16  -  5.13   .94

          Weighted Average

     Options granted in: . . . . . . . .         Fair value
                                          ------------------

           1999. . . . . . . . . . . . .  $              .26

           2000. . . . . . . . . . . . .                2.01



     The following table summarizes information about stock options outstanding at March 31, 2000:

Range of exercise prices                         16  -  $.25    $.34- $.75    $2.19      $5.13
                                                 ---------------------------------------------
Outstanding options:

      Number outstanding at March 31, 2000. .       260,000        241,000     230,000   60,000

      Weighted average remaining contractual

      life (years). . . . . . . . . . . . . .           2.33           9.00       10.00     5.72

      Weighted average exercise price . . . .       $    .22  $         .40  $     2.19  $  5.13


      Exercisable options:

      Number outstanding at March 31, 2000. .   155,000   203,000         -   60,000

      Weighted average exercise price . . . .  $    .11  $    .34         -  $  5.13





SFAS No. 123 requires the Company to provide pro forma information regarding net income (loss) and earnings (loss) per share as if compensation cost for the Company's stock option plans had been determined in accordance with the fair value based method prescribed in SFAS No. 123.

The Company estimates the fair value of each stock option at the grant date by using the Black-Scholes option-pricing model with the following weighted average assumptions used for grants during the years ended March 31, 2000 and 1999, respectively; no dividends paid for all years; expected volatility of 45.80% in 2000 and in 1999; weighted average risk-free interest rates of 5.20% and 5.94% respectively; and expected lives of 9.82 to 4.2 years, respectively.

                  NEW PARADIGM SOFTWARE CORP. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)

8.   SHAREHOLDERS  EQUITY  (continued)
     ---------------------------------

Stock  Option  Plan  (continued)
-------------------------------

Applying  SFAS  No. 123 would result in pro forma net income (loss) and earnings
(loss)  per  share  amounts,  as  follows:

         Year  ended  March  31,
--------------------------------




                                                 2000        1999
                                              ----------  ----------

Net Income (loss):

As reported. . . . . . . . . . . . . . . . .  $(428,576)  $(572,475)

  Pro Forma. . . . . . . . . . . . . . . . .   (493,272)   (624,205)

Basic and diluted earnings (loss) per share:

  As reported. . . . . . . . . . . . . . . .  $    (.11)  $    (.21)

  Pro Forma. . . . . . . . . . . . . . . . .       (.13)       (.23)





9.   SUPPLEMENTAL  DISCLOSURES  OF  CASH  FLOW  INFORMATION
     ------------------------------------------------------


    Year  ended  March  31,
---------------------------



                                                        2000                1999
                                                    --------            --------
Cash paid during the period for:

    Interest . . . . . . . . . .                        $4,911                $-



     Supplemental  disclosure  of  non-cash  investing and financing activities:
     ---------------------------------------------------------------------------

Year  ended  March  31,  2000
-----------------------------

The  Company  issued:

     70,000 shares of common stock valued at $89,000 for the acquisition of business assets valued at $19,000 and assumed liabilities in the amount of $92,000.

     89,286 additional shares of common stock valued at $30,500 and a $50,000 note payable as additional consideration for the SKC acquisition.

     850,000 shares of common stock valued at $8,500 in conversion of Series D Preferred.

Year  ended  March  31,  1999
-----------------------------

The  Company  issued:
     250,000  shares  of  common  stock valued at $75,000 for the acquisition of
business  assets          valued  at $325,000 and assumed the liabilities in the
amount  of  $460,000.

200,000 shares of common stock valued at $24,000 in reduction of a note payable.

                  NEW PARADIGM SOFTWARE CORP. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)



10.  EMPLOYMENT  BENEFIT  PLAN
     -------------------------

  Effective February 15, 1996, the Company implemented a 401(k) profit sharing plan covering substantially all employees. Contributions to the plan are at the discretion of the Board of Directors. The Board did not elect to make a contribution for the years ended March 31, 2000 or 1999.


11.  MAJOR  CUSTOMERS
     ----------------

Revenues from four major customers for the year ended March 31, 2000 accounted for approximately 61% of the Company's total revenues. The total accounts receivable from these customers at March 31, 2000 amounted to 70% of the total accounts receivable balance.

Revenues from one major customer for the year ended March 31, 1999 accounted for approximately 20% of the Company's total revenues. The total accounts receivable due from this customer at March 31, 1999 amounted to 19% of the total accounts receivable balance.


12.  DISCONTINUED  OPERATIONS
     ------------------------

Until April 1, 1997, through its wholly owned subsidiary, New Paradigm Commerce ("NPC") (formerly New Paradigm Golden Link), the Company operated a service bureau business providing electronic data interchange ("EDI") services (the conveying of business documents electronically). As of April 1, 1997, the Company sold its EDI business to Custom Information Systems Corp. of New York ("CIS") for $6,000 and a note receivable monthly over three years with a face value of $355,000 and a present value of approximately $300,000. The balance of this note at March 31, 1998 was $247,439. During the year ended March 31, 1999 the Company accepted $187,300 and took a $60,139 loss, which was reported as loss from discontinued operations at March 31, 1999.

13.  QUARTERLY FINANCIAL INFORMATION (UNAUDITED)
     ------------------------------------------

The Company has re-stated its results for the quarters ended June 30,September 30 and December 31, 1999 due to adjustments recorded for the year ended March 31, 2000 which pertain to these quarters. The restated and originally reported quarterly results are as follows:




                                    3 months ended     3 months ended    3 months ended    3 months ended
                                      6/30/1999          9/30/1999          12/31/1999       3/31/2000
                                     restatement         restatement       restatement

Revenues . . . . . . . . . . . . .  $     1,126,044   $     1,195,201   $     1,615,496   $2,322,051
Gross Profit . . . . . . . . . . .          358,874           391,078           413,788   $  549,359
Total expense. . . . . . . . . . .          454,429           555,519           589,672      546,263
Profit (loss) from operations. . .          (95,555)         (164,442)         (175,883)       3,096
Total other income (expense) . . .           (3,516)           (4,163)           (5,771)      17,658

Net profit (loss) from continuing
   operations. . . . . . . . . . .         ($99,071)        ($168,605)        ($181,654)  $   20,754
Earnings Per Share                             (.03)             (.04)             (.05)         .01


The following table summarizes the results as previously reported for the quarters ended June 30, September 30, and December 31, 1999:





                                    3 months ended     3 months ended    3 months ended
                                      6/30/1999          9/30/1999          12/31/1999

Revenues . . . . . . . . . . . . .  $     1,126,964   $     1,102,719   $      1,642,428
Gross Profit . . . . . . . . . . .          440,801           316,545            571,980
Total expense. . . . . . . . . . .          474,718           373,806            583,453
Profit (loss) from operations. . .          (33,917)          (57,261)           (11,473)
Total other income (expense) . . .           (1,233)              711            (1,545)

Net profit (loss) from continuing
   operations. . . . . . . . . . .         ($34,444)         ($56,550)           ($13,018)
Earnings Per Share                             (.01)             (.02)              (.00)