Form 10KSB/A
period 2000-03-31
NEW PARADIGM SOFTWARE CORP
filed 2000-06-29
CIK 933733

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                          FIRST AMENDMENT TO FORM 10-KSB
                                  ON FORM 10-KSB/A

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



                                    3 months ended     3 months ended    3 months ended    3 months ended
                                      6/30/1999          9/30/1999          12/31/1999       3/31/2000
                                     restatement         restatement       restatement

Revenues . . . . . . . . . . . . .  $     1,126,044   $     1,195,201   $     1,615,496   $2,272,051
Gross Profit . . . . . . . . . . .          358,874           391,078           413,788   $  499,359
Total expense. . . . . . . . . . .          454,429           555,519           589,672      496,263
Profit (loss) from operations. . .          (95,555)         (164,442)         (175,883)       3,096
Total other income (expense) . . .           (3,516)           (4,163)           (5,771)      17,658

Net profit (loss) from continuing
   operations. . . . . . . . . . .         ($99,071)        ($168,605)        ($181,654)  $   20,754
Earnings Per Share                             (.03)             (.04)             (.05)         .01


The following table summarizes the results as previously reported for the quarters ended June 30, September 30, and December 31, 1999:





                                    3 months ended     3 months ended    3 months ended
                                      6/30/1999          9/30/1999          12/31/1999

Revenues . . . . . . . . . . . . .  $     1,126,964   $     1,102,719   $      1,642,428
Gross Profit . . . . . . . . . . .          440,801           316,545            571,980
Total expense. . . . . . . . . . .          474,718           373,806            583,453
Profit (loss) from operations. . .          (33,917)          (57,261)           (11,473)
Total other income (expense) . . .           (1,233)              711            (1,545)

Net profit (loss) from continuing
   operations. . . . . . . . . . .         ($34,444)         ($56,550)           ($13,018)
Earnings Per Share                             (.01)             (.02)              (.00)


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



COMMON  STOCK
                                                                       Total  Number Percent  of
                                 Right to Sole     Right to Shared      Shares     Common Stock
Name of Beneficial                 Voting and         Voting and      Beneficially  Beneficially
Owner(a)                        Investment Power   Investment Power      Owned          Owned
Mark Blundell. . . . . . . . .         653,765(b)         199,999(c)       853,764            14%
John Brann . . . . . . . . . .         219,332(d)         199,999(c)       419,331             4%
Matthew Fludgate . . . . . . .          75,508(e)                  0        25,508            (j)
Daniel Gordon. . . . . . . . .          45,333(f)                  0        45,333           (j)%
Lancer Holdings. . . . . . . .         157,199(g)                  0       157,166             3%
Midland Associates . . . . . .         619,999(h)                  0       619,999            13%
Michael Taylor . . . . . . . .          20,000(i)                  0        20,000            (j)
Morton Chalek. . . . . . . . .          10,000(k)                  0        10,000            (j)
Robert Trump . . . . . . . . .         350,000(l)         619,999(m)       969,999             8%
Rocco Cipriano . . . . . . . .         169,000(n)                          269,000(o)          6%
Ali Faraji . . . . . . . . . .         442,666(p)                          518,666(q)         10%
All Directors and Executive
 Officers of the Company as a
 group (a total of 4 persons).            888,098         199,999(s)     1,188,097            26%






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

                  NEW PARADIGM SOFTWARE CORP. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)



10.  EMPLOYMENT  BENEFIT  PLAN
     -------------------------

Effective February 15, 1996, the Company implemented a 401(k) profit sharing plan covering substantially all employees. Contributions to the plan are at the discretion of the Board of Directors. The Board did not elect to make a contribution for the years ended March 31, 2000 or 1999. Starting with fiscal year 2001, the Company agreed to contribute up to 3% of gross compensation payable in common stock of the Company valued at close of business of the last day of each month subject to certain conditions.


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

13.  QUARTERLY FINANCIAL INFORMATION (UNAUDITED)
     ------------------------------------------

The Company has re-stated its results for the quarters ended June 30,September 30 and December 31, 1999 due to adjustments recorded for the year ended March 31, 2000 which pertain to these quarters. The restated and originally reported quarterly results are as follows:


                                    3 months ended     3 months ended    3 months ended    3 months ended
                                      6/30/1999          9/30/1999          12/31/1999       3/31/2000
                                     restatement         restatement       restatement

Revenues . . . . . . . . . . . . .  $     1,126,044   $     1,195,201   $     1,615,496   $2,272,051
Gross Profit . . . . . . . . . . .          358,874           391,078           413,788   $  499,359
Total expense. . . . . . . . . . .          454,429           555,519           589,672      496,263
Profit (loss) from operations. . .          (95,555)         (164,442)         (175,883)       3,096
Total other income (expense) . . .           (3,516)           (4,163)           (5,771)      17,658

Net profit (loss) from continuing
   operations. . . . . . . . . . .         ($99,071)        ($168,605)        ($181,654)  $   20,754
Earnings Per Share                             (.03)             (.04)             (.05)         .01


The following table summarizes the results as previously reported for the quarters ended June 30, September 30, and December 31, 1999:





                                    3 months ended     3 months ended    3 months ended
                                      6/30/1999          9/30/1999          12/31/1999

Revenues . . . . . . . . . . . . .  $     1,126,964   $     1,102,719   $      1,642,428
Gross Profit . . . . . . . . . . .          440,801           316,545            571,980
Total expense. . . . . . . . . . .          474,718           373,806            583,453
Profit (loss) from operations. . .          (33,917)          (57,261)           (11,473)
Total other income (expense) . . .           (1,233)              711            (1,545)

Net profit (loss) from continuing
   operations. . . . . . . . . . .         ($34,444)         ($56,550)           ($13,018)
Earnings Per Share                             (.01)             (.02)              (.00)