Form 10QSB
period 2000-06-30
NEW PARADIGM SOFTWARE CORP
filed 2000-08-14
CIK 933733

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-QSB

      QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
                                   ACT OF 1934


                  For the quarterly period ended June 30, 2000

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

                                630 Third Avenue
   ___________________________New York, New York 10017_______________________
                    (Address of principal executive offices)

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

Outstanding  as  of  August  10,  2000  Common  Stock,  par value $.01 per share
4,644,297

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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operation

GENERAL

New Paradigm Software Corp. (the "Company") was organized in July 1993 and commenced operations in November 1993. The Company completed its initial public offering in August 1995.
The  Company  is  engaged  in  the  following  businesses:

- Internet research and development of commercial applications through its wholly owned subsidiary New Paradigm Inter-Link, Inc. ("NPIL"). NPIL began operations in December 1995, and provides Internet services to corporations and other organizations.
- Advertising through its wholly owned subsidiary New Paradigm Advertising, Inc. ("NPA"). NPA began operation in April 1998 by acquiring certain assets and assuming certain liabilities of (1) Kapelus & Cipriano, Inc. a Westchester, New York-based full-service advertising agency trading as Schoen, Kapelus & Cipriano ("SKC") and (2) Sutton & Partners, Inc. ("S&P"), a Greenwich, Connecticut based advertising agency. The S&P transaction took place on July 1, 1999.
- Public relations through its wholly owned subsidiary GMG Public Relations, Inc. ("GMG"). GMG began operation in January 2000 by acquiring certain assets and assuming certain liabilities of a company then named GMG Public Relations, Inc. The Company acquired the right to re-name its own subsidiary GMG Public Relations, Inc. in this transaction.

The Company intends to continue to market its Internet capabilities by acquiring and by forming alliances with selected advertising agencies and other marketing communications businesses that have established strategic relationships with their clients. Advertising agencies that are partners with the Company include the following:

-     Biderman  Kelly  Krimstein  &  Partners
-     Moscato  Marsh
-     Earle  Palmer  Brown  New  York
-     Solay  Keller  Advertising

Clients  of  the  Company  through  these  partnerships  include

-     Novartis  Animal  Health  (USA)
-     Motorola
-     New  York  University  School  for  Continuing  and  Professional  Studies
-     ParentTime  (a  Time  Inc.  subsidiary)

NPIL provides organizations with the ability to utilize the Company's expertise to devise strategies for the Internet and to create Internet applications including Web sites. This expertise includes: assembling an appropriate team of independent design consultants and, if necessary, programmers; designing the site from both technical and aesthetic perspectives; implementing the design; and providing Web server hosting services independently from a customer's own internal network to ensure security. NPIL also services a number of clients directly, rather than through an agency. This area of the Company's activity has recently expanded significantly. Direct clients include:

-     Guinness  Bass  Import  Company,  (a  Diageo  plc,  subsidiary)
-     National  Multiple  Sclerosis  Society
-     Association  of  the  Bar  of  the  City  of  New  York


The Company intends to further develop this business by launching new products and services connected with the Internet, and to continue to grow the underlying advertising business. NPA has been successful in adding new clients in the past twelve months. Management believes this is due to the added Internet component it can now offer to potential NPA clients. NPA clients include:

-     Travelodge
-     Scottish  Tourist  Board
-     Beth  Abraham  Health  Services
-     Long  Bay  Beach
-     Peter  Deilmann  EuropAmerica  Cruises
-     Focus  Vision

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

COMPARISON  OF  FISCAL  QUARTERS

The Company's gross revenue from its continuing operations increased 61% from $1,126,044 for the quarter ended June 30, 1999 to $1,807,524 for the quarter ended June 30, 2000 due to the Company's success in securing new accounts and more business from existing clients.

The Company's operating expenses increased 33% from $454,429 for the quarter ended June 30, 1999 to $604,819 for the quarter ended June 30, 2000 primarily due to the additional staffing required to the Company's increased business.

The  components  of  the  operating  expenses  are  as  follows:

- General and administrative costs increased 49% from $354,241 for the quarter ending June 30, 1999 to $527,866 for the quarter ending June 30, 2000.
- Professional fees decreased 57% from $39,491 for the quarter ending June 30, 1999 to $17,115 for the quarter ending June 30, 2000.
- Occupancy costs increased by 3% from $38,317 for the quarter ending June 30, 1999 to $39,533 for the quarter ending June 30, 2000.
- Amortization of goodwill increased 111% from $3,500 for the quarter ending June 30, 1999 to $7,380 for the quarter ending June 30, 2000 due to the adjustment in purchase price for K&C and to the goodwill associated with the S&P acquisition.
- Depreciation and amortization decreased 32% from $18,880 for the quarter ending June 30, 1999 to $12,295 for the quarter ending June 30, 2000.

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

PART  II.
OTHER  INFORMATION
ITEM  1.  LEGAL  PROCEEDINGS
The Company filed suit against New Era of Networks, Inc, ("Neon") and Vie Systems, Inc. ("Vie") in the United States District Court for the Southern District of New York, claiming more than $1,000,000 in damages, $10,000,000 in punitive damages and the rescision of the sale of certain intellectual property rights and patents to Vie on the Copernicus(R) product. The Company claims that substantial royalty payments are due. The Court dismissed the Company's claim for rescision and part of the Company's claim for punitive damages. Discovery is proceeding on the claim for damages and the claim for punitive damages, to the extent that it was not dismissed. Management believes that its claims have substantial merit but that proceedings may take considerable time.

Item  6.  Exhibits  and  Reports  on  Form  8-K.

(a)  The following exhibit is filed with this quarterly report on Form 10-QSB:

Exhibit  27.     Financial  Data  Schedule

(b)  The  following  reports  have  been  filed on Form 8-K since June 30, 2000:

None


NEW  PARADIGM  SOFTWARE  CORP.  AND  SUBSIDIARIES

CONSOLIDATED  BALANCE  SHEETS



                                                          March 31,2000    June 30,2000
ASSETS                                                     (unaudited)
                                                         ---------------  -------------
Current
Cash and cash equivalents . . . . . . . . . . . . . . .  $      288,467   $      10,314
        Accounts receivable . . . . . . . . . . . . . .       1,157,808         570,622
        Prepaid expenses and other current assets . . .          18,176         231,983
                   Total current assets . . . . . . . .       1,464,451         812,919
  Property and equipment, less accumulated
   depreciation and amortization. . . . . . . . . . . .         178,933         169,206
  Notes receivable from Officers/Shareholders . . . . .         131,414         178,864
  Goodwill net of accumulated depreciation. . . . . . .         403,129         395,749
  Security Deposit. . . . . . . . . . . . . . . . . . .          21,000          26,162
                                                         $    2,198,927   $   1,582,900
LIABILITY AND SHAREHOLDERS EQUITY
  Current
        Accounts payable and accrued expenses . . . . .  $    1,748,914   $   1,232,595
        Notes payable . . . . . . . . . . . . . . . . .          95,000         116,915
        Deferred revenue. . . . . . . . . . . . . . . .         363,319         209,183
                Total current liabilities . . . . . . .  $    2,207,233   $   1,558,693

Commitments and contingencies
  Redeemable Series D preferred stock - authorized
  and outstanding - 50 shares, at redemption value. . .               -               -
Shareholders' Equity
  Preferred stock, $.01 par value - shares
   authorized 10,000,000
      Series A shares authorized - 1,000,000; none
         issued and outstanding . . . . . . . . . . . .               -               -
      Series B shares authorized - 2,000,000; none
         issued and outstanding . . . . . . . . . . . .               -               -
      Series C shares authorized - 800,000; none
         issued and outstanding . . . . . . . . . . . .               -               -
      Common stock, $.01 par value - shares authorized
         50,000,000; issued and outstanding 4,624,297
                                                                 46,243          46,243
  Additional paid-in capital. . . . . . . . . . . . . .       9,637,962       9,637,962
  Deficit . . . . . . . . . . . . . . . . . . . . . . .      (9,692,511)     (9,659,998)
              Total Shareholders' equity (deficiency) .          (8,306)         24,207
                                                         $    2,198,927   $   1,582,900



NEW  PARADIGM  SOFTWARE  CORP.  AND  SUBSIDIARIES

                         CONSOLIDATED STATEMENTS OF OPERATIONS



                                              Three months ended    Three months ended
                                                 June 30,1999
                                                   (Note 2)            June 30,2000
                                                 (unaudited)           (unaudited)
                                             --------------------  --------------------
REVENUES
Advertising and Internet consulting design.  $         1,126,044   $         1,807,524
  Cost of goods . . . . . . . . . . . . . .              767,170             1,165,231
                                                         358,874               642,293
EXPENSES:
  General and administrative. . . . . . . .              354,241               527,866
  Professional fees . . . . . . . . . . . .               39,491                17,115
  Occupancy . . . . . . . . . . . . . . . .               38,317                39,533
Amortization of goodwill. . . . . . . . . .                3,500                 7,380
  Depreciation and amortization . . . . . .               18,880                12,925
                                             $           454,429   $           604,819
PROFIT (LOSS) FROM OPERATIONS . . . . . . .              (95,555)               37,474
OTHER INCOME (EXPENSE)
  Interest and other income . . . . . . . .                1,615                 2,710
  Interest expense. . . . . . . . . . . . .                 (904)               (2,558)
  Tax expense . . . . . . . . . . . . . . .               (4,227)               (5,114)
                                             $            (3,516)  $            (4,961)

         Net profit (loss). . . . . . . . .  $           (99,071)  $            32,513

PER SHARE DATA
   Net profit (loss) per share. . . . . . .                (0.04)                 0.01

Weighted average common shares
  Outstanding . . . . . . . . . . . . . . .            2,701,729             4,624,297




NEW  PARADIGM  SOFTWARE  CORP.  AND  SUBSIDIARIES

CONSOLIDATED  STATEMENT  OF  CASH  FLOWS


                                              Three months ended    Three months ended
                                                 June 30,1999
                                                   (Note 2)            June 30,2000
                                                 (unaudited)           (unaudited)
                                             --------------------  --------------------
CASH FLOW FROM OPERATING ACTIVITIES:
Net profit (loss) . . . . . . . . . . . . .  $           (99,071)  $            32,513
  Adjustments to reconcile net loss to net
   cash used in operating activities:
    Depreciation and amortization . . . . .               22,380                20,305
    Changes in assets and liabilities:
      (Increase) decrease in:
         Accounts receivable. . . . . . . .             (179,549)              521,550
         Other assets . . . . . . . . . . .              (16,943)              195,621
         Notes receivable . . . . . . . . .               21,000               (47,450)
      Increase (decrease) in:
     Accounts payable and accrued expenses.              210,539              (516,318)
          Prepayments . . . . . . . . . . .                    -
          Deferred revenue. . . . . . . . .             (348,012)             (154,136)
              Total adjustments . . . . . .             (256,699)             (307,526)
                                             --------------------     -----------------
   Net cash provided by (used in)
    operating activities. . . . . . . . . .             (355,770)             (364,076)

CASH FLOW FROM INVESTING ACTIVITIES:
   Acquisition of property & equipment. . .               55,522               (11,562)
   Acquisition of business, net of cash . .             (169,481)                    -
 Net cash used in investing activities: . .             (113,959)              (11,562)
                                             --------------------      ----------------

CASH FLOW FROM FINANCING ACTIVITIES:
  Issue of common stock . . . . . . . . . .               53,707                     -
  Proceeds of notes payable . . . . . . . .                    -
  Proceeds of notes payable-officers. . . .               74,215                21,915
 Net cash used in financing activities. . .              127,922                21,915
                                             --------------------    ------------------
Net decrease in cash and cash equivalents .             (341,807)             (278,152)


Cash and cash equivalents beginning
 of period. . . . . . . . . . . . . . . . .              339,526               288,467
Cash and cash equivalents, end of period. .  $            (2,281)  $            10,314



Note  1  -

The accompanying financial statements should be read in conjunction with the Company's financial statements for the fiscal year ended March 31, 2000, together with the accompanying notes included in the Company's 10-KSB for the fiscal year ended March 31, 2000. In the opinion of management, the interim statements reflect all adjustments, which are necessary for a fair statement of the results of the interim periods presented. The interim results are not necessarily indicative of the results for the full year.

Note  2

The comparative income statement and cash flow statement for the quarter ended June 30, 1999 contained herein make reference to re-stated results disclosed in the Company's annual report on Form 10-KSB for the year ended March 31, 2000, as amended, Item 6. Management's Discussion and Analysis of Financial Condition and Results of Operations, and un-audited footnote 13 to the financial statements.














SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                  NEW  PARADIGM  SOFTWARE  CORP.
                                  (Registrant)



Date:  August 14, 2000                 /s/ Mark Blundell________________________
           Mark  Blundell
          President  &  Chief  Financial  Officer