Form 10QSB/A
period 2000-06-30
NEW PARADIGM SOFTWARE CORP
filed 2000-09-15
CIK 933733

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                            FIRST AMENEDMENT TO FORM 10-QSB
                                ON FORM 10-QSB/A

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

(a)  The  following  exhibit is filed with this quarterly report on Form 10-QSA:

Exhibit  27.     Financial  Data  Schedule

(b)  The  following  reports  have  been  filed on Form 8-K since June 30, 2000:

None


NEW  PARADIGM  SOFTWARE  CORP.  AND  SUBSIDIARIES

CONSOLIDATED  BALANCE  SHEETS




                                                          March 31,2000    June 30,2000
ASSETS                                                                      (unaudited)
                                                         ------------------------------

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




NEW  PARADIGM  SOFTWARE  CORP.  AND  SUBSIDIARIES

CONSOLIDATED  STATEMENT  OF  CASH  FLOWS



                                              Three months ended    Three months ended
                                                 June 30,1999
                                                   (Note 2)            June 30,2000
                                                 (unaudited)           (unaudited)
                                             --------------------  --------------------
CASH FLOW FROM OPERATING ACTIVITIES:
Net profit (loss) . . . . . . . . . . . . .  $           (99,071)  $            32,513
  Adjustments to reconcile net loss to net
   cash used in operating activities:
    Depreciation and amortization . . . . .               22,380                20,305
    Changes in assets and liabilities:
      (Increase) decrease in:
         Accounts receivable. . . . . . . .             (179,549)              521,550
         Other assets . . . . . . . . . . .              (16,943)             (153,333)
         Notes receivable . . . . . . . . .               21,000               (47,450)
      Increase (decrease) in:
     Accounts payable and accrued expenses.              210,539              (516,318)
          Prepayments . . . . . . . . . . .                    -
          Deferred revenue. . . . . . . . .             (348,012)             (154,136)
              Total adjustments . . . . . .             (256,699)             (329,382)
                                             --------------------
   Net cash provided by (used in)
    operating activities. . . . . . . . . .             (355,770)             (296,896)

CASH FLOW FROM INVESTING ACTIVITIES:
   Acquisition of property & equipment. . .               55,522                 4,181
   Acquisition of business, net of cash . .             (169,481)               (7,380)
 Net cash used in investing activities: . .             (113,959)               (3,199)
                                             --------------------

CASH FLOW FROM FINANCING ACTIVITIES:
  Issue of common stock . . . . . . . . . .               53,707                     -
  Proceeds of notes payable . . . . . . . .                    -
  Proceeds of notes payable-officers. . . .               74,215                21,915
 Net cash used in financing activities. . .              127,922                21,915
                                             --------------------
Net decrease in cash and cash equivalents .             (341,807)             (278,152)
                                                                   --------------------

Cash and cash equivalents beginning
 of period. . . . . . . . . . . . . . . . .              339,526               288,467
Cash and cash equivalents, end of period. .  $            (2,281)  $            10,314




Note  1  -


The accompanying financial statements should be read in conjunction with the Company's financial statements for the fiscal year ended March 31, 2000, together with the accompanying notes included in the Company's 10-KSB for the fiscal year ended March 31, 2000, as amended. In the opinion of management, the interim statements reflect all adjustments, which are necessary for a fair statement of the results of the interim periods presented. The interim results are not necessarily indicative of the results for the full year.


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

                                  NEW  PARADIGM  SOFTWARE  CORP.
                                  (Registrant)



Date:  September  15,  2000                 /s/  MarkBlundell
                                                 Mark  Blundell
                                       President  &  Chief  Financial  Officer