Form 10QSB
period 2000-09-30
NEW PARADIGM SOFTWARE CORP
filed 2000-11-14
CIK 933733

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-QSB

      QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
                                   ACT OF 1934


                For the quarterly period ended September 30, 2000

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

Outstanding as of November 10, 2000 Common Stock, par value $.01 per share 5,029,297

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

GENERAL

New Paradigm Software Corp. (the "Company") was organized in July 1993 and commenced operations in November 1993. The Company completed its initial public offering in August 1995. The Company plans to change its name to New Paradigm Strategic Communications at its Shareholders' Meeting on November 16, 2000.

The  Company  is  engaged  in  the  following  businesses:

- Creation of Web-based solutions and commercial Internet strategies through its wholly owned subsidiary New Paradigm Inter-Link, Inc. ("NPIL"). NPIL began operations in December 1995, and provides a broad range of Internet services to corporations and other organizations.
- Advertising through its wholly owned subsidiary New Paradigm Advertising, Inc. ("NPA"). NPA began operation in April 1998 by acquiring certain assets and assuming certain liabilities of (1) Kapelus & Cipriano, Inc. a Harrison, New York-based, full-service advertising agency trading as Schoen, Kapelus &
Cipriano ("SKC") and (2) Sutton & Partners, Inc. ("S&P"), a Greenwich, Connecticut based advertising agency. The S&P transaction took place on July 1, 1999.
- Public relations through its wholly owned subsidiary, GMG Public Relations, Inc. ("GMG"). GMG began operation in January 2000 by acquiring certain assets and assuming certain liabilities of a company then named GMG Public Relations, Inc. The Company acquired the right to re-name its own subsidiary GMG Public Relations, Inc. in this transaction.

NPIL provides organizations with strategic advice on how best to utilize the Internet to achieve their goals and creates Internet applications including Web sites as required to implement the strategy. The Company's expertise includes: assembling an appropriate team of independent design consultants and, if necessary, programmers; designing the site from both technical and aesthetic perspectives; implementing the design; and providing Web server hosting services independently from a customer's own internal network to ensure security. NPIL also services a number of clients directly, rather than through an agency. This area of the Company's activity has recently expanded significantly. Direct clients include:


-     Guinness  Stout
-     Bass  Ale
-     National  Multiple  Sclerosis  Society
-     Association  of  the  Bar  of  the  City  of  New  York


The Company intends to continue to market its Internet capabilities by acquiring and by forming alliances with selected advertising agencies and other marketing communications businesses that have established strategic relationships with their clients. Advertising agencies that are partners with the Company include Biderman Kelly Krimstein & Partners, Earle Palmer Brown New York and Solay Keller Advertising.

Clients of the Company through these partnerships include Novartis Animal Health
(USA)  and  New  York University School for Continuing and Professional Studies.


The Company intends to further develop this business by launching new products and services connected with the Internet, and to continue to grow the underlying advertising business. NPA has been successful in adding new clients in the past twelve months. Management believes this is due to the added Internet and public relations components it can now offer to potential NPA clients. NPA clients include:

-     Travelodge
-     Scottish  Tourist  Board
-     Beth  Abraham  Health  Services
-     Long  Bay  Beach
-     Peter  Deilmann  EuropAmerica  Cruises
-     Focus  Vision

The Company received notice that effective December 31, 2000, Travelodge will handle its advertising business in-house. Management had projected $360,000 of revenue for the Travelodge account with NPA in calendar year 2001.

The Company leverages its ability to provide Internet expertise and applications to creatively meet the needs of its advertising and public relations clients, and by supplying public relations and advertising service to its Internet and advertising clients. For example, some GMG clients, such as Beth Abraham Health Services, have begun to use NPA and NPIL for advertising and Internet services.

COMPARISON  OF  FISCAL  QUARTERS

The Company's gross revenue comprises service fees earned by the company and the cost of advertising it places on behalf of, and bills to, its clients. Typically, the cost of advertising represents a multiple of the fees earned by the Company for its services. Conversely, the cost of advertising comprises most of the Company's cost of goods sold. As a result, gross revenue and cost of goods sold are dramatically affected by the volume of advertising placed on behalf of clients in any given period. Management believes gross profits provide a more accurate picture of the Company's performance net of the pass through cost of advertising.

The Company's gross revenue decreased 14% from $1,195,201 for the quarter ended September 30, 1999 to $1,023,112 for the quarter ended September 30, 2000 due to a lower volume of advertising placed on behalf of clients. This decline was partially offset by a 24% increase in fee revenues. The Company's gross revenue increased 22% from $2,321,245 for the six months ended September 30, 1999 to $2,831,454 for the six months ended September 30, 2000 due to a larger volume of advertising and to a 50% increase in fee revenues.

The Company's operating expenses increased 55% from $555,519 for the quarter ended September 30, 1999 to $858,771 for the quarter ended September 30, 2000. The Company's operating expenses increased 45% from $1,009,949 for the six months ended September 30, 1999 to $1,464,872 for the six months ended September 30, 2000.

The  components  of  the  operating  expenses  are  as  follows:

- General and administrative costs increased 60% from $466,541 for the quarter ending September 30, 1999 to $747,611 for the quarter ending September 30, 2000, and 54% from $820,781 for the six months ended September 30 1999 to $1,259,416 for the six months ended September 30, 2000, primarily due to an increase in staffing from 20 employees at September 30, 1999 to 32 employees at September 30, 2000. The increase in head count was required to support the higher level of fee income in the most recent periods.
- Professional fees increased 57% from $22,533 for the quarter ending September 30, 1999 to $35,274 for the quarter ending September 30, 2000 and decreased 3% from $62,025 for the six months ended September 30 1999 to $60,119 for the six months ended September 30, 2000 due to the hiring of outside consultants to improve certain aspects of the Company's operation.
- Amortization of goodwill increased 156% from $4,894 for the quarter ending September 30, 1999 to $12,524 for the quarter ending September 30, 2000 and 137% from $8,394 for the six months ended September 30 1999 to $19,904 for the six months ended September 30, 2000 due to the recognition of certain components of the SKC and S&P acquisition costs in the quarters ended June 30 and September 30, 2000. Please refer to Note 3 to the financial statements below.
- Depreciation and amortization increased 21% from $19,296 for the quarter ending September 30, 1999 to $23,352 for the quarter ending September 30, 2000 and 8% from $38,176 for the six months ended September 30 1999 to $41,389 for the six months ended September 30, 2000.

The Company currently requires its overseas customers to pay in US dollars and the vast majority of its expenses are in US dollars. The Company does not presently engage in any hedging activities with respect to foreign currency exchange rate risks.

This 10-QSB contains statements relating to future results of the Company (including certain projections and business trends) that are "forward-looking statements" as defined in the Private Securities Litigation Reform Act of 1995. Actual results may differ materially from those projected as a result of certain risks and uncertainties, including but not limited to those described in the Company's Post-Effective Amendment No. 2 on form S-3 to its Registration Statement on Form SB-2 (registration no. 33-92988NY). Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. The Company does not undertake any obligation to release publicly any revisions to these forward-looking statements to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.
PART  II.
OTHER  INFORMATION
ITEM  1.  LEGAL  PROCEEDINGS
The Company filed suit against New Era of Networks, Inc, ("Neon") and Vie Systems, Inc. ("Vie") in the United States District Court for the Southern District of New York, claiming more than $1,000,000 in damages, $10,000,000 in punitive damages and the rescision of the sale of certain intellectual property rights and patents to Vie on the Copernicus(R) product. The Company claims that substantial royalty payments are due. The Court dismissed the Company's claim for rescision and part of the Company's claim for punitive damages. Discovery is proceeding on the claim for damages and the claim for punitive damages, to the extent that it was not dismissed. Management believes that its claims have substantial merit but that proceedings may take considerable time.

Item  6.  Exhibits  and  Reports  on  Form  8-K.

(a)  The  following  exhibit is filed with this quarterly report on Form 10-QSB:

Exhibit  27.     Financial  Data  Schedule

(b)  The  following  reports  have  been  filed on Form 8-K since June 30, 2000:

None


NEW  PARADIGM  SOFTWARE  CORP.  AND  SUBSIDIARIES

CONSOLIDATED  BALANCE  SHEETS



                                                             March 31,2000    September 30,2000
ASSETS                                                        (unaudited)
                                                            ---------------
Current
Cash and cash equivalents. . . . . . . . . . . . . . . . .  $      288,467   $            9,831
        Accounts receivable. . . . . . . . . . . . . . . .       1,157,808              677,139
        Prepaid expenses and other current assets. . . . .          18,176                    -
                   Total current assets. . . . . . . . . .       1,464,451              686,970
  Property and equipment, less accumulated
   depreciation and amortization . . . . . . . . . . . . .         178,933              158,217
  Notes receivable from Officers/Shareholders. . . . . . .         131,414              178,864
  Goodwill net of accumulated depreciation . . . . . . . .         403,129            1,182,689
  Security Deposit . . . . . . . . . . . . . . . . . . . .          21,000               26,162
         Total current assets. . . . . . . . . . . . . . .  $    2,198,927   $        2,232,902
LIABILITY AND SHAREHOLDERS EQUITY
  Current
        Accounts payable and accrued expenses. . . . . . .  $    1,748,914   $        1,676,021
        Notes payable. . . . . . . . . . . . . . . . . . .          95,000              143,637
        Deferred revenue . . . . . . . . . . . . . . . . .         363,319              192,074
                Total current liabilities. . . . . . . . .  $    2,207,233   $        2,011,732
   Long term
         Acquisition Note Payable (Note 3) . . . . . . . .               -              278,500
Commitments and contingencies
  Redeemable Series D preferred stock - authorized
  and outstanding - 50 shares, at redemption value . . . .               -                    -
Shareholders' Equity
  Preferred stock, $.01 par value - shares
   authorized 10,000,000
      Series A shares authorized - 1,000,000; none
         issued and outstanding. . . . . . . . . . . . . .               -
      Series B shares authorized - 2,000,000; none
         issued and outstanding. . . . . . . . . . . . . .               -
      Series C shares authorized - 800,000; none
         issued and outstanding. . . . . . . . . . . . . .               -
      Common stock, $.01 par value - shares authorized
         50,000,000; issued and outstanding 4,624,297 and
         5,029,297                                                  46,243               50,293
  Additional paid-in capital . . . . . . . . . . . . . . .       9,637,962            9,931,413
  Deficit. . . . . . . . . . . . . . . . . . . . . . . . .      (9,692,511)         (10,039,036)
              Total Shareholders' deficiency . . . . . . .          (8,306)             (57,330)
Total liabilities and shareholder's deficiency . . . . . .  $    2,198,927   $        2,232,902



NEW  PARADIGM  SOFTWARE  CORP.  AND  SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS



                                   Three months ended    Three months ended
                                   September 30,1999
                                        (Note 2)         September 30,2000
                                      (unaudited)           (unaudited)
                                  --------------------  --------------------
REVENUES
Advertising and fee revenue. . .  $         1,195,201   $         1,023,112
  Cost of goods. . . . . . . . .              804,123               537,839
        Gross profit . . . . . .              391,078               485,273

EXPENSES:
  General and administrative . .              466,541               747,611
  Professional fees. . . . . . .               22,533                35,274
  Occupancy. . . . . . . . . . .               42,255                40,010
Amortization of goodwill . . . .                4,894                12,524
  Depreciation and amortization.               19,296                23,352
                                  $           555,519               858,771
LOSS FROM OPERATIONS . . . . . .             (164,441)             (373,498)
OTHER INCOME (EXPENSE)
  Interest and other income. . .               (2,071)                    -
  Interest expense . . . . . . .               (1,662)               (1,804)
  Tax expense. . . . . . . . . .                 (430)               (3,735)
                                               (4,163)               (5,539)

         Net loss. . . . . . . .  $          (168,604)  $          (379,037)

PER SHARE DATA
   Net loss per share. . . . . .                (0.04)                (0.08)

Weighted average common shares
  Outstanding. . . . . . . . . .            3,921,029             4,752,502

















NEW  PARADIGM  SOFTWARE  CORP.  AND  SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS



                                   Six months ended      Six months ended
                                   September 30,1999
                                       (Note 2)         September 30, 2000
                                      (unaudited)          (unaudited)
                                  -------------------  --------------------
REVENUES
Advertising and fee revenue. . .  $        2,321,245   $         2,831,454
  Cost of goods. . . . . . . . .           1,571,293             1,703,887
        Gross profit . . . . . .             749,952             1,127,567

EXPENSES:
  General and administrative . .             820,781             1,259,416
  Professional fees. . . . . . .              62,025                60,119
  Occupancy. . . . . . . . . . .              80,573                84,044
Amortization of goodwill . . . .               8,394                19,904
  Depreciation and amortization.              38,176                41,389
                                  $        1,009,949   $         1,464,872
LOSS FROM OPERATIONS . . . . . .            (259,997)             (337,305)
OTHER INCOME (EXPENSE)
  Interest and other income. . .                (456)                 (220)
  Interest expense . . . . . . .              (2,565)               (5,265)
  Tax expense. . . . . . . . . .              (4,658)               (3,735)
                                  $           (7,679)  $            (9,220)

         Net loss. . . . . . . .  $         (267,676)  $          (346,525)

PER SHARE DATA
   Net profit (loss) per share .               (0.10)                (0.07)

Weighted average common shares
  Outstanding. . . . . . . . . .           2,701,729             4,708,464




NEW  PARADIGM  SOFTWARE  CORP.  AND  SUBSIDIARIES

CONSOLIDATED  STATEMENT  OF  CASH  FLOWS


                                                     Six months ended     Six months ended
                                                     September 30,1999
                                                         (Note 2)         September 30,2000
                                                        (unaudited)          (unaudited)
                                                    -------------------  -------------------
CASH FLOW FROM OPERATING ACTIVITIES:
Net (loss) . . . . . . . . . . . . . . . . . . . .  $         (267,777)  $         (346,525)
  Adjustments to reconcile net loss to net
   cash used in operating activities:
    Depreciation and amortization. . . . . . . . .              46,570               61,293
    Changes in assets and liabilities, net of the
    effects of acquisitions:
      (Increase) decrease in:
         Accounts receivable . . . . . . . . . . .             139,360              498,847
          Other receivables and prepayments. . . .             (15,761)
         Other assets. . . . . . . . . . . . . . .            (249,000)              (5,162)
         Notes receivable. . . . . . . . . . . . .                   -              (11,450)
      Increase (decrease) in:
     Accounts payable and accrued expenses . . . .            (148,033)            (337,358)
          Prepayments. . . . . . . . . . . . . . .                   -                    -
          Deferred revenue . . . . . . . . . . . .              95,724             (171,245)
   Net cash provided by (used in)
    operating activities . . . . . . . . . . . . .            (398,916)            (311,600)

CASH FLOW FROM INVESTING ACTIVITIES:
   Acquisition of property & equipment . . . . . .              81,611              (20,673)
   Investment in software. . . . . . . . . . . . .             (98,744)                   -
   Business acquisition, net of cash . . . . . . .            (194,366)
                                                    -------------------
 Net cash used in investing activities:. . . . . .            (211,499)             (20,673)
                                                    -------------------

CASH FLOW FROM FINANCING ACTIVITIES:
  Issue of common stock. . . . . . . . . . . . . .             163,282                5,000
  Proceeds of notes payable. . . . . . . . . . . .             134,951                    -
  Proceeds (increase in) of notes payable-
  Officers . . . . . . . . . . . . . . . . . . . .              (4,001)              48,637
 Net cash used in financing activities . . . . . .             294,232               53,637
                                                    -------------------   ------------------
Net decrease in cash and cash equivalents. . . . .            (316,183)            (278,636)


Cash and cash equivalents beginning
 of period . . . . . . . . . . . . . . . . . . . .             339,526              288,467
Cash and cash equivalents, end of period . . . . .  $           23,343   $            9,831

Supplemental cash flow disclosures
  Issuance of common stock as consideration
  for acquisition. . . . . . . . . . . . . . . . .                    -             385,000

  Increase in accounts payable as consideration
  for acquisition. . . . . . . . . . . . . . . . .                    -             235,500

  Increase in acquisition Note Payable . . . . . .                    -             278,500






Note  1  -

The accompanying financial statements should be read in conjunction with the Company's financial statements for the fiscal year ended March 31, 2000, together with the accompanying notes included in the Company's annual; report on Form 10-KSB for the fiscal year ended March 31, 2000, as amended. In the opinion of management, the interim statements reflect all adjustments which are necessary for a fair statement of the results of the interim periods presented. The interim results are not necessarily indicative of the results for the full year.

Note  2

The comparative income statement and cash flow statement for the quarter ended September 30, 1999 contained herein make reference to re-stated results disclosed in the Company's annual report on Form 10-KSB for the year ended March 31, 2000, as amended, Item 6. Management's Discussion and Analysis of Financial Condition and Results of Operations, and unaudited footnote 13 to the financial statements.

Note  3

In accordance with the terms of a certain acquisition agreement with Kapelus & Cipriano, Inc. dated April 1, 1998, the Company was due to make certain additional payments in cash and in shares of common stock to Kapelus & Cipriano, Inc. based on the gross profit of NPA. By agreement dated September 26, 2000, Kapelus & Cipriano, Inc. agreed to reduce the cash component and increase the stock components of such payments. The Company agreed to issue 385,000 shares of common stock valued at $292,500 and to pay $495,000. As a result, in the quarter ended September 30, 2000, the Company booked goodwill on acquisition in the amount of $787,500, and recorded long term note payable on acquisition in the net amount of $232,500 and accounts payable in the amount of $262,500.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                  NEW  PARADIGM  SOFTWARE  CORP.
                                  (Registrant)



Date:  November  14,  2000                 /s/  Mark  Blundell
                                           -------------------
           Mark  Blundell
          President  &  Chief  Financial  Officer