Form 10QSB
period 2000-12-31
NEW PARADIGM SOFTWARE CORP
filed 2001-02-15
CIK 933733

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-QSB

      QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
                                   ACT OF 1934


                For the quarterly period ended December 31, 2000

                                       OR

       TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                For the transition period from ______________ to

                        Commission File Number : 0-26336


 __________________New Paradigm Strategic Communications, Inc._________________
             (Exact name of Registrant as specified in its charter)

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


          (Former name: New Paradigm Software Corp. Changed 11/16/2000)

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

Outstanding as of February 9, 2001 Common Stock, par value $.01 per share 5,109,297

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

GENERAL

New Paradigm Strategic Communications (the "Company") was organized in July 1993 as New Paradigm Software Corp. and commenced operations in November 1993. The Company completed its initial public offering in August 1995. The Company changed its name to New Paradigm Strategic Communications at its Shareholders' Meeting on November 16, 2000.

The  Company  is  engaged  in  the  following  businesses:

     - Creation of Web-based solutions and commercial Internet strategies through its wholly owned subsidiary, New Paradigm InterLink, Inc. ("NPIL"). NPIL began operations in December 1995, and provides a broad range of Internet services to corporations and other organizations.
     - Traditional advertising through its wholly owned subsidiary, New Paradigm Advertising, Inc. ("NPA"). NPA began operation in April 1998 by acquiring certain assets and assuming certain liabilities of (1) Kapelus & Cipriano, Inc. a Harrison, New York-based, full-service advertising agency trading as Schoen, Kapelus & Cipriano ("SKC") and
          (2) Sutton & Partners, Inc. ("S&P"), a Greenwich, Connecticut based advertising agency. The S&P transaction took place on July 1, 1999.
     - Public relations through its wholly owned subsidiary, GMG Public Relations, Inc. ("GMG"). GMG began operation in January 2000 by acquiring certain assets and assuming certain liabilities of a company then named GMG Public Relations, Inc. The Company acquired the right to re-name its own subsidiary GMG Public Relations, Inc. in this transaction.

NPIL provides organizations with strategic advice on how best to utilize the Internet to achieve their goals and creates Internet applications including Web sites as required to implement the strategy. The Company's expertise includes: assembling an appropriate team of independent design consultants and, if necessary, programmers; designing the site from both technical and aesthetic perspectives; implementing the design; and providing Web server hosting services independently from a customer's own internal network to ensure security. NPIL also services a number of clients directly, rather than through an agency. This area of the Company's activity has recently expanded significantly. Direct clients include:


     -     Guinness  Stout
     -     Bass  Ale
     -     National  Multiple  Sclerosis  Society
     -     Association  of  the  Bar  of  the  City  of  New  York

The Company intends to continue to market its Internet capabilities by acquiring and by forming alliances with selected advertising agencies and other marketing communications businesses that have established strategic relationships with their clients. Advertising agencies that are partners with the Company include Biederman Kelly Krimstein & Partners, Earle Palmer Brown New York and Solay Keller Advertising.

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

The Company intends to further develop this business by launching new products and services connected with the Internet, and to continue to grow the underlying advertising business. NPA has been successful in adding new clients in the past twelve months. Management believes this is due to the added Internet and public relations components it can now offer to potential NPA clients. NPA clients include:


     -     Scottish  Tourist  Board
     -     Beth  Abraham  Health  Services
     -     Long  Bay  Beach
     -     Peter  Deilmann  EuropAmerica  Cruises
     -     Focus  Vision
     -     Island  Destinations

The Company received notice that effective January 1, 2001, Travelodge is handling its advertising business in-house. Management had projected $360,000 of revenue for the Travelodge account with NPA in calendar year 2001.

The Company leverages its ability to provide Internet expertise and applications to creatively meet the needs of its advertising and public relations clients, and by supplying public relations and advertising service to its Internet clients. For example, some GMG clients, such as Beth Abraham Health Services, have begun to use NPA and NPIL for advertising and Internet services.

COMPARISON  OF  FISCAL  QUARTERS

The Company's gross revenue comprises service fees earned by the company and the cost of advertising it places on behalf of, and bills to, its clients. Typically, the cost of advertising represents a multiple of the fees earned by the Company for its services. Conversely, the cost of advertising comprises most of the Company's cost of goods sold. As a result, gross revenue and cost of goods sold are dramatically affected by the volume of advertising placed on behalf of clients in any given period. Management believes gross profits provide a more accurate picture of the Company's performance since they are net of the pass through cost of advertising.

The Company's gross revenue decreased 22% from $1,642,428 for the quarter ended December 31, 1999 to $1,277,289 for the quarter ended December 30, 2000 due to a lower volume of advertising placed on behalf of clients. This decline was partially offset by an increase in fee revenues. The Company's gross revenue increased 3.7% from $3,962,011 for the nine months ended December 31, 1999 to $4,108,591 for the nine months ended December 31, 2000 due to a larger volume of advertising and to an increase in fee revenues.

The Company's operating expenses increased 23% from $583,453 for the quarter ended December 31, 1999 to $719,118 for the quarter ended December 31, 2000. The Company's operating expenses increased 52% from $1,431,979 for the nine months ended December 31, 1999 to $2,179,383. for the nine months ended December 31, 2000.

The  components  of  the  operating  expenses  are  as  follows:

     - General and administrative costs increased 45% from $417,264 for the quarter ending December 31, 1999 to $604,801 for the quarter ending December 31, 2000, and 64% from $1,117,669 for the nine months ended December 31, 1999 to $1,830,609 for the nine months ended December 31, 2000, primarily due to an increase in staffing from 20 employees at December 31, 1999 to 28 employees at December 31, 2000. The increase in head count was required to support the higher level of fee income in the most recent periods.

     - Professional fees decreased 64% from $96,115 for the quarter ending December 31, 1999 to $34,238 for the quarter ending December 31, 2000 and decreased 8% from $133,747 for the nine months ended December 31, 1999 to $123,359 for the nine months ended December 31, 2000 due a reduction in the use of consultants.
     - Amortization of goodwill increased 189% from $7,632 for the quarter ending December 31, 1999 to $22,047 for the quarter ending December 31, 2000 and 187% from $14,632 for the nine months ended December 31, 1999 to $41,951 for the nine months ended December 31, 2000 due to the recognition of certain components of the SKC and S&P acquisition costs in the quarters ended June 30, September 30 and December 31, 2000. Please refer to Note 3 to the financial statements below.
     - Depreciation and amortization decreased 60% from $24,811 for the quarter ending December 31, 1999 to $9,858 for the quarter ending December 31, 2000 and increased from $47,727 for the nine months ended December 31, 1999 to $51,247 for the nine months ended December 31, 2000.

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

PART  II.

OTHER  INFORMATION

ITEM  1.  LEGAL  PROCEEDINGS

The Company filed suit against New Era of Networks, Inc, ("Neon") and Vie Systems, Inc. ("Vie") in the United States District Court for the Southern District of New York, claiming more than $1,000,000 in damages, $10,000,000 in punitive damages and the rescision of the sale of certain intellectual property rights and patents to Vie on the Copernicus(R) product. The Company claims that substantial royalty payments are due. The Court dismissed the Company's claim for rescision and part of the Company's claim for punitive damages. Discovery has been completed on the claim for damages and the claim for punitive damages, to the extent that it was not dismissed. No date has yet been set for the case to go to trial. Management believes that its claims have substantial merit but that proceedings may take considerable time.

ITEM  4.  SUBMISSION  OF  MATTERS  TO  A  VOTE  OF  SECURITY  HOLDERS.
     (a) The Company held its Annual Meeting of Shareholders in New York, N.Y. on November 16, 2000.
     (b) Mark Blundell, Rocco Cipriano, Daniel A. Gordon and Michael Taylor were reelected to the Board of Directors.
     (c) Shareholders ratified by a vote of 3,965,709 to 680 the change of the Company's name to, New Paradigm Strategic Communications, Inc
     (d) The shareholders also ratified, by a vote of 3,960,909 to 680 the appointment of Goldstein & Morris, LLP as the Company's independent public accounts of the fiscal year ending March 31, 2001.

ITEM  5.  OTHER  INFORMATION

During the quarter ended December 31, 2000, Michael S. Taylor was appointed Chief Financial Officer of New Paradigm Strategic Communications and its subsidiaries. Mr. Taylor continues as a Director of the Company, a position he has held since 1966.

ITEM  6.  EXHIBITS  AND  REPORTS  ON  FORM  8-K.


(b)  The following reports have been filed on Form 8-K since September 30, 2000:

None

                  NEW  PARADIGM  STRATEGIC  COMMUNICATIONS  AND  SUBSIDIARIES

                              CONSOLIDATED  BALANCE  SHEETS


                                                             March 31,2000   December 31,
                                                                                2000
                                                            -----------------------------
Assets                                                                       (unaudited)
  Current
        Cash and cash equivalents                           $     288,467   $     70,954
        Accounts receivable                                     1,157,808        184,476
        Prepaid expenses and other current assets                  18,176         18,176
                                                            -----------------------------
                   Total current assets                         1,464,451        273,606
  Property and equipment, less accumulated
   depreciation and amortization                                  178,933        153,085
  Notes receivable from Officers/Shareholders                     131,414        180,994
                                                                1,160,642
  Goodwill net of accumulated depreciation                        403,129
  Security Deposit                                                 21,000         26,162
                                                            -----------------------------
         Total current assets                               $   2,198,927   $  1,794,489
                                                            =============================
Liability and Shareholders Equity
  Current
                                                            $   1,866,809
        Accounts payable and accrued expenses               $   1,748,914
        Notes payable                                              95,000        143,637
        Deferred revenue                                          363,319         94,627
                Total current liabilities                   $   2,207,233   $  2,105,073
   Long term
         Acquisition Note Payable (Note 3)                              -        278,500
Commitments and contingencies
  Redeemable Series D preferred stock - authorized
  and outstanding - 50 shares, at redemption value                      -              -
Shareholders' Equity
  Preferred stock, $.01 par value - shares
   authorized 10,000,000
      Series A shares authorized - 1,000,000; none
         issued and outstanding                                         -
      Series B shares authorized - 2,000,000; none
         issued and outstanding                                         -
      Series C shares authorized - 800,000; none
         issued and outstanding                                         -
      Common stock, $.01 par value - shares authorized
         50,000,000; issued and outstanding 4,624,297 and
         5,029,297                                                 46,243         50,293
  Additional paid-in capital                                    9,637,962      9,931,413
  Deficit                                                      (9,692,511)   (10,229,004)
                                                            -----------------------------
              Total Shareholders' deficiency                       (8,306)      (247,298)
                                                            -----------------------------
Total liabilities and shareholder's deficiency              $   2,198,927   $  1,794,489
                                                            =============================

           See accompanying notes to consolidated financial statements

            NEW  PARADIGM  STRATEGIC  COMMUNICATIONS  and  subsidiaries

                      Consolidated Statements of Operations

                                   Three months ended    Three months ended
                                    December 31,1999      December 31,2000
                                        (Note 2)
                                  ------------------------------------------
                                      (unaudited)           (unaudited)
Revenues
Advertising and fee revenue       $         1,642,428   $         1,277,289
  Cost of goods                             1,070,448               747,193
                                  ------------------------------------------
        Gross profit                          571,980               530,096

Expenses:
  General and administrative                  417,264               604,801
  Professional fees                            96,115                34,238
  Occupancy                                    37,631                48,174
Amortization of goodwill                        7,632                22,047
  Depreciation and amortization                24,811                 9,858
                                  ------------------------------------------
                                  $           583,453               719,118
                                  ------------------------------------------
Loss from operations                          (11,473)             (189,022)
Other income (expense)
  Interest and other income                      (429)                   44
  Interest expense                              (1116)                 (632)
  Tax expense                                       0                 (1439)
                                  ------------------------------------------
                                                (1545)               (2,027)

                                  ------------------------------------------
         Net loss                 $           (13,018)  $          (191,049)
                                  ==========================================

Per share data
                                  ------------------------------------------
   Net loss per share                           (0.00)                (0.04)
                                  ==========================================

Weighted average common shares
  Outstanding                               3,869,776             5,069,297

           See accompanying notes to consolidated financial statements

           NEW  PARADIGM  STRATEGIC  COMMUNICATIONS  and  subsidiaries

                      Consolidated Statements of Operations

                                   Nine months ended    Nine months ended
                                   December 31,1999     December 31, 2000
                                       (Note 2)
                                  ----------------------------------------
                                      (unaudited)          (unaudited)
Revenues
Advertising and fee revenue       $        3,962,111   $        4,108,581
  Cost of goods                            2,634,844            2,451,080
                                  ----------------------------------------
        Gross profit                       1,327,267            1,657,501

Expenses:
  General and administrative               1,117,669            1,830,609
  Professional fees                          133,747              123,359
  Occupancy                                  118,204              132,217
Amortization of goodwill                      14,632               41,951
  Depreciation and amortization               47,727               51,247
                                  ----------------------------------------
                                  $        1,431,979            2,179,383
                                  ----------------------------------------
Loss from operations                        (104,712)            (521,882)
Other income (expense)
  Interest and other income                     1615                2,993
  Interest expense                            (3,681)                (864)
  Tax expense                                      0              (16,740)
                                  ----------------------------------------
                                  $           (2,066)  $          (14,611)

                                  ----------------------------------------
         Net loss                 $         (106,778)  $         (536,493)
                                  ========================================

Per share data
                                  ----------------------------------------
   Net profit (loss) per share                 (0.03)               (0.11)
                                  ========================================

Weighted average common shares
  Outstanding                              3,543,372            4,830,088

           See accompanying notes to consolidated financial statements

                NEW  PARADIGM  STRATEGIC  COMMUNICATIONS  and  subsidiaries

                      Consolidated  statement  of  cash  flows

                                                     Nine months ended    Nine months ended
                                                     December 31 1999     December 31 2000
                                                         (Note 2)
                                                    ----------------------------------------
                                                        (unaudited)          (unaudited)
CASH FLOW FROM OPERATING ACTIVITIES:
  Net (loss)                                        $         (106,778)  $         (536,493)
  Adjustments to reconcile net loss to net
   cash used in operating activities:
    Depreciation and amortization                               22,916               51,247
    Changes in assets and liabilities, net of the
    effects of acquisitions:
      (Increase) decrease in:
         Accounts receivable                                   170,085              973,332
          Other receivables and prepayments
         Other assets                                         (670,911)
         Notes receivable                                            -               49,580
      Increase (decrease) in:
                                                               259,634              117,895
     Accounts payable and accrued expenses
      Deferred Revenue                                                             (268,692)
Expenses                                                             -                    -
          Total adjustments                                   (218,276)                   -
                                                    ----------------------------------------
   Net cash provided by (used in)
    operating activities                                      (325,054)             386,869
                                                    ----------------------------------------
CASH FLOW FROM INVESTING ACTIVITIES:
   Acquisition of property & equipment                         (44,570)             (20,673)
   Goodwill                                                   (148,558)
   Investment in software                                            -                    -

                                                    ----------------------------------------
 Net cash used in investing activities:                       (193,128)             (20,673)
                                                    ----------------------------------------

CASH FLOW FROM FINANCING ACTIVITIES:
  Issue of common stock                                        104,564                5,000
  Proceeds of notes payable                                          -                    -
  Proceeds (increase in) of notes payable-
  Officers                                                      86,000               48,637
                                                    ----------------------------------------
 Net cash used in financing activities                         190,564               53,637
                                                    ----------------------------------------
Net decrease in cash and cash equivalents                     (327,618)                   -

Cash and cash equivalents beginning
 of period                                                     339,526              288,467
                                                    ----------------------------------------
Cash and cash equivalents, end of period            $           11,908   $           70,954
                                                    ----------------------------------------
                                                    ----------------------------------------
                                                    ----------------------------------------
Supplemental cash flow disclosures
  Issuance of common stock as consideration
                                                    ----------------------------------------
  for acquisition                                                                   385,000
                                                    ----------------------------------------
  Increase in accounts payable as consideration
  for acquisition                                                                   235,500
                                                    ----------------------------------------
  Increase in acquisition Note Payable                                              278,500
                                                    ========================================

              See accompanying notes to consolidated financial statements

Note  1  -

The accompanying financial statements should be read in conjunction with the Company's financial statements for the fiscal year ended March 31, 2000, together with the accompanying notes included in the Company's annual report on Form 10-KSB for the fiscal year ended March 31, 2000, as amended. In the opinion of management, the interim statements reflect all adjustments which are necessary for a fair statement of the results of the interim periods presented. The interim results are not necessarily indicative of the results for the full year.

Note  2

The comparative income statement and cash flow statement for the quarter ended December 31, 1999 contained herein make reference to re-stated results disclosed in the Company's annual report on Form 10-KSB for the year ended March 31, 2000, as amended, Item 6. Management's Discussion and Analysis of Financial Condition and Results of Operations, and unaudited footnote 13 to the financial statements.

Note  3

In accordance with the terms of a certain acquisition agreement with Kapelus & Cipriano, Inc. dated April 1, 1998, the Company was due to make certain additional payments in cash and in shares of common stock to Kapelus & Cipriano, Inc. based on the gross profit of NPA. By agreement dated September 26, 2000, Kapelus & Cipriano, Inc. agreed to reduce the cash component and increase the stock components of such payments. The Company agreed to issue 385,000 shares of common stock valued at $292,500 and to pay $495,000. As a result, in the quarter ended September 30, 2000, the Company booked goodwill on acquisition in the amount of $787,500, and a recorded long term note payable on acquisition in the net amount of $232,500 and accounts payable in the amount of $262,500.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                  NEW  PARADIGM  STRATEGIC  COMMUNICATIONS
                                  (Registrant)



Date:  February  14,  2001               /s/ Mark  Blundell
                                         ----------------------
                                             Mark  Blundell
                                             President & Chief Executive Officer