Form 10QSB/A
period 2000-12-31
NEW PARADIGM SOFTWARE CORP
filed 2001-05-16
CIK 933733

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

ITEM  6.  EXHIBITS  AND  REPORTS  ON  FORM  8-K.


(b)  The following reports have been filed on Form 8-K since September 30, 2000:

None

                  NEW  PARADIGM  STRATEGIC  COMMUNICATIONS  AND  SUBSIDIARIES

                              CONSOLIDATED  BALANCE  SHEETS


                                                             March 31,2000   December 31,
                                                                                2000
                                                            -----------------------------
Assets                                                                       (unaudited)
  Current
        Cash and cash equivalents                           $     288,467   $     45,854
        Accounts receivable                                     1,157,808        409,354
        Prepaid expenses and other current assets                  18,176         18,176
                                                            -----------------------------
                   Total current assets                         1,464,451        473,384
  Property and equipment, less accumulated
   depreciation and amortization                                  178,933        158,248
  Notes receivable from Officers/Shareholders                     131,414        180,994
  Goodwill net of accumulated depreciation                        403,129      1,160,642

  Security Deposit                                                 21,000         26,162
                                                            -----------------------------
         Total assets                                       $   2,198,927   $  1,999,430
                                                            =============================
Liability and Shareholders Equity
  Current
        Accounts payable and accrued expenses               $   1,748,914   $  2,029,374

        Notes payable                                              95,000
        Deferred revenue                                          363,319
                                                            -----------------------------
                Total current liabilities                   $   2,207,233   $  2,029,374
                                                            -----------------------------
   Long term
         Acquisition Note Payable (Note 3)                              -        232,500
Commitments and contingencies
  Redeemable Series D preferred stock - authorized
  and outstanding - 50 shares, at redemption value                      -              -
Shareholders' Equity
  Preferred stock, $.01 par value - shares
   authorized 10,000,000
      Series A shares authorized - 1,000,000; none
         issued and outstanding                                         -
      Series B shares authorized - 2,000,000; none
         issued and outstanding                                         -
      Series C shares authorized - 800,000; none
         issued and outstanding                                         -
      Common stock, $.01 par value - shares authorized
         50,000,000; issued and outstanding 4,624,297 and          46,243         50,293
         5,029,297
  Additional paid-in capital                                    9,637,962      9,931,413
  Deficit                                                      (9,692,511)   (10,229,004)
                                                            -----------------------------
              Total Shareholders' deficiency                       (8,306)       (15,146)
                                                            -----------------------------
Total liabilities and shareholder's deficiency              $   2,198,927   $  1,999,430
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