Form 10KSB
period 2001-03-31
NEW PARADIGM SOFTWARE CORP
filed 2001-07-03
CIK 933733

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-KSB

                                   (Mark One)

[X] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                    For the Fiscal Year Ended March 31, 2001

[ ] Transition report under Section 13 or 15(d) of the Securities Exchange Act of 1934

      For the transition period from ____________ to ____________


                        Commission File Number   0-26336
                                                 -------


                   New Paradigm Strategic Communications, Inc.
--------------------------------------------------------------------------------
                 (Name of Small Business Issuer in Its Charter)


                  NEW YORK                            13-3725764
        (State or Other Jurisdiction of            (I.R.S. Employer
        -------------------------------            ----------------
        Incorporation or Organization)            Identification No.)


            630 Third Avenue, New York, NY              10017
      (Address of Principal Executive Offices)        (Zip code)
       ----------------------------------------        ----------


                                 (212) 557-0933
--------------------------------------------------------------------------------
              (Registrant's telephone number, including area code)


      Securities registered pursuant to Section 12(b) of the Exchange Act:


                                (Title of Class)
--------------------------------------------------------------------------------
         Securities Registered under Section 12(g) of the Exchange Act:


                     Common Stock, par value $.01 per share
--------------------------------------------------------------------------------
                                (Title of Class)



    Check whether the issuer (1) has filed all reports required to be filed by
  Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and
      (2) has been subject to such filing requirement for the past 90 days.

                                Yes X      No
                                   ---       ---

  Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained within this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this form 10-KSB.

                                Yes        No X
                                   ---       ---


State the issuer's revenues for its most recent fiscal year. $6,190,389

The aggregate market value of Common Stock held by non-affiliates of the Registrant based on the closing sale price on the Nasdaq Bulletin Board on June 22, 2001 was $ 352,132.

   APPLICABLE ONLY TO REGISTRANTS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE
                              PRECEDING FIVE YEARS

Indicate by check mark whether the Registrant has filed all documents and reports required to be filed by Section 12, 13, or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a Court.

Yes        No  X   Not  Applicable
    ---       ---

                    APPLICABLE ONLY TO CORPORATE REGISTRANTS
At June 22, 2001 there were an aggregate of 5,353,536 shares of Common Stock of the Registrant outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE

None

Transitional  Small  Business  Disclosure  Format  (check  one)

Yes        No  X
    ---       ---

                                TABLE OF CONTENTS


PART  I

     ITEM                                                                   PAGE

     1.     Description  of  Business                                          4

     2.     Description  of  Property                                          8

     3.     Legal  Proceedings                                                 8

     4.     Submission  of  Matters  to  a  Vote  of  Security  Holders        8

PART  II

     5.     Market  for  Registrant's  Common  Equity  and  Related            9
            Stockholder  Matters

     6.     Management's Discussion and Analysis of Financial Condition       10
            and  Results  of  Operations

     7.     Financial  Statements                                             13

     8.     Disagreements  with  Accountants  On  Accounting  and             13
            Financial  Disclosure

PART  III

     9.     Directors, Executive Officers, Promoters and Control Persons;     13
            Compliance  with  Section  16(a)  of  the  Exchange  Act

     10.    Executive  Compensation                                           15

     11.    Security Ownership of Certain Beneficial Owners and Management    18

     12.    Certain Relationships and Related Transactions                    19

PART  IV

     13.     Exhibits  and  Reports  on  Form  8-K                            22

PART  I
ITEM  1.  DESCRIPTION  OF  BUSINESS

GENERAL

New Paradigm Strategic Communications, Inc. (the "Company" or "us" or "we") is a New York corporation that was organized in July 1993 and commenced operations in November 1993 as New Paradigm Software CorpWe changed our name at our annual meeting of shareholders on November 16, 2000. The Company completed its initial  public  offering  in  August  1995.

The  Company  is  engaged  in  the  following  businesses:

- Creation of Web-based solutions and commercial Internet strategies through its wholly owned subsidiary, New Paradigm Inter-Link, Inc. ("NPIL"). NPIL began operations in December 1995, and provides a broad range of Internet services to corporations and other organizations.

- Advertising through its wholly owned subsidiary New Paradigm Advertising, Inc. ("NPA"). NPA began operation in April 1998 by acquiring certain assets and assuming certain liabilities of (1) Kapelus & Cipriano, Inc. a Westchester-based full-service advertising agency trading as Schoen, Kapelus & Cipriano ("SKC") and (2) Sutton & Partners, Inc. ("S&P"), a Greenwich, Connecticut based advertising agency. The S&P transaction took place on July 1, 1999. Each of theses transactions was done in a newly-established, wholly-owned subsidiary. The two subsidiaries were merged into a single company called New Paradigm Advertising, Inc. on April 1, 2000.

- Public relations through its wholly owned subsidiary GMG Public Relations, Inc. ("GMG"). GMG began operations in January 2000 by acquiring certain assets and assuming certain liabilities of a company called GMG Public
     Relations, Inc. The Company acquired the right to re-name its own subsidiary GMG Public Relations, Inc. in this transaction.


The Company intends to continue to market its Internet capabilities by acquiring and by forming alliances with selected advertising agencies and other marketing communications businesses that have established strategic relationships with their clients. Advertising agencies with which we have had alliances in the past two years include

     -    Moscato  Marsh

     -    Earle  Palmer  Brown,  New  York

     -    Solay  Keller  Advertising

     Clients  the  Company  worked  for  through  these  relationships  include:

     -    Novartis  Animal  Health  (USA)

     -    Motorola

     -    ParentTime  (a  Time  Inc.  subsidiary)

We also have an on-going partnership with Biederman, Kelly, Krimstein & Partners, Inc. ("BKK"). This relationship has resulted in continuing revenue to NPIL from The New York University School of Continuing Professional Studies and has led to our recent engagement by Fordham University for a significant Internet project.

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

The Company intends to further develop its business by launching new products and services connected with the Internet and continuing to grow the advertising and public relations divisions. NPA and GMG have been successful in adding new clients in the past twelve months. Management believes this is due in large part to the added Internet component we offer to potential NPA or GMG clients. NPA clients include:

     -    Scottish  Tourist  Board

     -    Beth  Abraham  Health  Services

     -    Island  Destinations

     -    Long  Bay  Beach

     -    Napoli,  Kaiser,  Bern  &  Assoc.

     -    Peter  Deilmann  EuropAmerica  Cruises

     -    Focus  Vision


Current  GMG  clients  include:

     -    Beth  Abraham  Health  Services

     -    The  Wartburg  Adult  Care  Community

     -    First  Alternative  Mortgage  Corporation


We intend to grow our business by leveraging our ability to provide internet expertise and applications to creatively meet the needs of advertising and public relations clients, and by cross selling the expertise of all three divisions to each other's clients and prospects. This approach has already met with success. GMG clients, such as Beth Abraham Health Services, have begun to use NPA and NPIL for advertising and Internet services, while NPA has been able to bring assignments from The Scottish Tourist Board to GMG and NPIL


We intend to pursue cross selling aggressively in addition to our traditional approach of making acquisitions that bring us additional, established client relationships. An important element of our growth strategy for the future is to seek to derive increasing amounts of business from our existing client base. Not just by offering the services of all three divisions to all of our clients, but also by proactively suggesting strategic initiatives that will increase the revenues of our Group companies within existing relationships. We believe that being able to offer a comprehensive marketing communications solution to current and potential clients will continue to be important to winning new business and to retaining and expanding existing assignments.

INTERNET

We plan to launch new products and services connected with the Internet. There is no assurance that we will be able to develop or acquire the planned new products and services or that if we do, they will be acceptable to the market. The Internet is a rapidly expanding market. According to a report released in June 2001, by Strategy Analytics (a leading industry analyst), from the end of 2000 until the end of 2002, total U.S. broadband subscribers will almost triple, rising from 6.8 million to over 19 million. This phenomenal growth is a direct result of increasing reliance on the Internet as an information, communications, business and entertainment tool. The First Quarter 2001 Global Internet Trends report from Nielsen/Net Ratings measured Internet use in 27 countries around the world and found 420 million people have Internet access. With potential access to such an audience, growing numbers of organizations are seeking to ensure that they have an appropriate presence on the Internet. Such a presence is established through a collection of text, graphics and small programs known as a "Web site" maintained on a computer known as a Web server and viewed by users from all over the world who are connected to the Internet through the use of a Web browser such as Netscape Navigator (R) or Microsoft Explorer (R). The Company assists companies with creating that Internet presence and seeks to exploit other business opportunities, which may arise in servicing the Internet community.

Two such perceived opportunities led us to create and commence marketing our WAVES and OCEAN products. WAVES is designed to give our professionals and our clients unparalleled control over their Internet presence. Unlike conventional Web sites, a WAVES site is held in a relational database. This allows the client or New Paradigm to make major or minor changes to any aspect of a site without costly programming. Our client, New York University, along with our personnel, uses WAVES to manage a 7,500 page site. The principal reason OCEAN was created was to enable us to track the effectiveness of a client's marketing communications program.

 In addition, OCEAN allows us to integrate all aspects of client reporting into a single, encrypted Web site where clients can access any information they require about our relationship and the progress of their marketing program from any where at any time. The Company expects to continue spending on Research and Development to expand the utility of OCEAN and WAVES and to bring additional new software programs for use with the Internet to market. R&D spending is expensed as incurred.

INTERNET  -  WEBSITE  SERVICES

NPIL provides organizations with access to the expertise needed to create and maintain Web sites appropriate to their strategic missions. This expertise includes: assembling an appropriate team of independent design consultants and, if necessary, programmers; designing the site from both technical and aesthetic perspectives; implementing the design; and then providing Web server hosting services away from a customer's own internal network to ensure security. NPIL specializes in providing customized capabilities to enable a customer's presence on the Internet to be constantly evolving and interesting without adding to their staff's existing workload. For example, the site we built for the United Synagogues of Conservative Judaism is remotely updated by USCJ editors using WAVES, which allows them to utilize information in the format in which it was created under existing word processor programs such as Microsoft Word to automatically update their Web site from their own offices. No translations or transitions are required - the customer's staff member simply uses the common "cut and paste" technique utilized within many programs to move the required document into WAVES.

Typical  site  creation  revenues  have  increased  from approximately $30,000 -
$60,000 on completion to approximately $60,000 - $250,000 with continuing revenues for hosting, maintenance and changes. The Company has created more than 50 Web sites for customers of this service to date.

Web  sites  created  by  the  Company  include:

     - New York University: site for its School of Continuing and Professional Studies: www.wcps.nyu.edu
                                  ----------------

     -    The  Castle  at  Tarrytown:  -  www.thacastleattarrytown.com
                                          ----------------------------

     -    Guinness  and  Bass  Import  Company:  www.bassale.com
                                                 ---------------

     -    National  Multiple  Sclerosis  Society:  www.nmss.org
                                                   ------------

     -    United  Synagogue  of  Conservative  Judaism:  www.uscj.org
                                                         ------------

     -    Beth Abraham  Health  Services:  www.bethabe.org
                                           ---------------

WEBSITE  SERVICES  -  MARKETING  AND  DISTRIBUTION

The Company is marketing its services primarily through indirect sales through advertising agencies. Two members of staff are engaged full time in sales and marketing activities. The indirect sales are primarily the result of advertising agencies hired to work on integrated media campaigns that subcontract the Internet portion to NPIL. We also believe that certain clients of any further advertising agencies which we may acquire are likely prospects for the Company's Internet related services. We cannot predict what success, if any, we will have in locating appropriate acquisition targets or in concluding a transaction with any additional agency or agencies.

RESEARCH  AND  DEVELOPMENT

Research and development expenses, which include salaries and other employee costs of the Company's product development personnel, amounted to $50,000 in the fiscal year ended March 31, 2001. These development costs have been accounted for in accordance with Statement of Accounting Standards ("FASB") No. 86, "Accounting for the Cost of Computer Software to be Sold, Leased or Otherwise Marketed".

Research and development are vital to the Company's efforts to remain competitive in the Internet business. The technology in that marketplace is evolving at a very rapid pace, and new techniques and technology must constantly be evaluated and, where appropriate, learned. The Company currently has two staff involved in Research and Development. The Company is presently significantly dependent on the services of Mr. Ali Faraji in this area. There can be no assurance that he will remain employed by the Company. There can also be no assurance that engineers can be recruited at a cost acceptable to the Company to supplement current Research and Development staff, or to replace any
staff  leaving   the  Company.

COMPETITION

The Internet marketplace, while rapidly expanding, is intensively competitive. There are hundreds or thousands of companies competing for Website creation and hosting business. These range from college or even high-school students working at low cost or, effectively no cost from their home, to the largest providers of telecommunications services such as AT&T or MCI and major hardware and software vendors, including IBM and Microsoft among many others. The Company will seek to compete by offering high quality service at reasonable cost and by differentiating itself with strategic advice and innovative products and services. Many of the Company's competitors have much greater resources and name recognition than the Company. We cannot predict whether we will succeed in competing effectively in this marketplace, or that if we do continue to succeed in winning new business for the short term that we will be able to continue to do so over longer periods of time.

INTELLECTUAL  PROPERTY  RIGHTS

The Company relies upon a combination of trade secret, nondisclosure and other contractual arrangements, and patent, copyright and trademark laws to protect its rights to intellectual property. The Company generally enters into confidentiality agreements with its employees, consultants, distributors, value-added resellers and potential customers and limits access to and distribution of proprietary information to licensed users. We cannot give any assurance that the steps we have taken will be adequate to deter misappropriation of proprietary information, that the Company will be able to detect unauthorized use of proprietary information or that we would be able afford the high cost required to enforce our intellectual property rights. Further, we cannot be sure that nondisclosure and other contractual arrangements to protect the Company's proprietary rights will not be breached, that the Company will have adequate remedies for any breach or that trade secrets will not otherwise become known or to be independently developed by competitors. Our failure or inability to protect proprietary information could have a material adverse effect on our business, operating results and financial condition.

EMPLOYEES

As of June 27, 2001, the Company and its subsidiaries employed 23 employees. None of our employees is represented by a labor union or is subject to a collective bargaining agreement. The Company believes that its employee relations are satisfactory. We also employ from time to time a variety of consultants in Internet programming, media planning, graphic arts and multi-media graphic arts on part time basis or under short-term contracts.

ITEM  2.  DESCRIPTION  OF  PROPERTY

The Company's corporate headquarters and NPIL are located on the 15th floor of 630 Third Avenue, New York, New York, 10017. The space is leased until March 31, 2006 at a cost of approximately $10,064 per month. NPA occupies space at 550

Mamaroneck Avenue, Harrison New York and storage space at 600 Mamaroneck Avenue. The leases for these facilities expire in June 2002 and August 2005 and cost approximately $8,786.73 per month.

ITEM  3.  LEGAL  PROCEEDINGS

The Company filed suit against New Era of Networks, Inc, ("Neon") and Vie Systems, Inc. ("Vie") in the United States District Court for the Southern District of New York, claiming more than $1,000,000 in damages, $10,000,000 in punitive damages and the rescission of the sale of certain intellectual property rights and patents to Vie on the Copernicus(R) product. The Company claims that substantial royalty payments are due. Following completion of discovery, Neon filed a motion to dismiss the Company's claims. The Court has not ruled on the motion for dismissal. Management believes that its claims have substantial merit but that proceedings may take considerable time.

ITEM  4.  SUBMISSION  OF  MATTERS  TO  A  VOTE  OF  SECURITY  HOLDERS

A meeting of Shareholders was held on November 16, 2000 in New York, NY. At that meeting, the current Board of Directors was elected, Goldstein & Morris were approved as our outside auditors and the changing of our corporate name from New Paradigm Software Corp. to New Paradigm Strategic Communications, Inc. was ratified.





PART  II
ITEM  5.  MARKET  FOR  THE  REGISTRANT'S  COMMON  EQUITY AND RELATED STOCKHOLDER
MATTERS

(A)     MARKET  INFORMATION.

The Registrant's Common Stock and the Redeemable Warrants are/were quoted on the NASDAQ OTC Bulletin Board.

The following table sets forth, for the periods indicated, the high and low closing prices for the Common Stock and Redeemable Warrants as reported by the NASDAQ OTC Bulletin Board:


Common  Stock

Fiscal Quarters       First Quarter   Second Quarter  Third Quarter  Fourth Quarter
2000 -High            $         2.25         2.46875          1.135          3.3125
2000 -Low             $         1.25         1.21875           0.50           0.687
2001 -High            $       1.9375            1.25          0.875           0.375
2001 -Low             $        0.937            0.76          0.281           0.187

Redeemable Warrants*

Fiscal Quarters       First Quarter   Second Quarter  Third Quarter  Fourth Quarter
2000 -High            $        0.001           0.001           0.10            0.10
2000 -Low             $        0.001           0.001          0.001           0.001
2001 -High            $         0.15           0.020
2001 -Low             $        0.001           0.020

*  The  Redeemable  Warrants  expired  on  August  11,  2000

These prices reflect inter-dealer prices without retail mark-up, mark-down or commissions and may not represent actual transactions.

(B)     APPROXIMATE  NUMBER  OF  HOLDERS  OF  EQUITY.

The number of record holders of the Common Stock was approximately 96 as of March 31, 2001.

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


ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The selected financial data of the Company presented below for, and as of the end of, the fiscal years ended March 31, 2000 and 2001 have been derived from the financial statements of the Company, which have been audited by Goldstein and Morris, CPA's, PC, independent certified public accountants. The Company was incorporated in July 1993 and commenced operations in November 1993. The data in this chart should be read in conjunction with the Company's financial statements and the notes to the financial statements which start on page 24 of this report.

STATEMENT  OF  OPERATIONS  DATA  AND  BALANCE  SHEET  DATA
Statement  of  Operations  Data

                                                   Year Ended March    Year Ended March
                                                       31, 2001            31, 2000
                                                  ------------------  ------------------
Revenues                                          $       6,190,389   $       6,208,792
Cost of revenues                                          4,000,316           4,545,693
                                                  ------------------  ------------------
Gross profit                                              2,190,073           1,663,099
Operating expenses                                        2,994,100           2,095,883
                                                  ------------------  ------------------
Loss from operations                                       (804,027)           (432,784)
Other income (expense)                                       (1,403)              4,208
                                                  ------------------  ------------------
Net loss                                                   (805,430)           (428,576)
                                                  ------------------  ------------------


Basic and diluted net loss per common share  (1)              (0.17)              (0.11)

Basic and diluted
weighted average common shares outstanding (1)            4,862,568           3,832,074

Balance Sheet Data
                                                     March 31, 2001      March 31, 2000
                                                  ------------------  ------------------
Total assets                                      $       2,227,194   $       2,198,927
Total current assets                                        743,827           1,464,451
Total liabilities                                         2,719,629           2,207,233
Long-term debt                                                                        -
Current liabilities                                       2,719,629           2,207,233
Accumulated deficit                                     (10,497,940)         (9,692,511)
Total Shareholders' Equity (deficiency)                   ($492,435)            ($8,306)

(1) See Notes to Financial Statements for an explanation of the determination of the number of shares and share equivalents used in computing share amounts.


OVERVIEW

The Company had a net loss of $805,430 for the year ended March 31, 2001 and a net loss of $428,576 for the year ended March 31, 2000. The Company's revenues for fiscal years ended March 31, 2001 and 2000 were $6,101,389, and $6,208,792, respectively. The Company had significant changes to its customer base in fiscal 2001, adding clients and losing them, as well. This resulted in a small decrease in revenues.

The Company's revenues and profitability may vary significantly both in the case of consecutive quarters and in the case of a quarter compared to the corresponding quarter of the preceding year. These variations may result from many factors, including the timing of the purchasing of advertising media on behalf of clients, lengthy development time for the Company's products and services, timing of new product and service introductions by the Company and its competitors, changes in levels of the Company's operating expenditures, including the Company's expenditures on research and development, the size and timing of customer orders, the amount and timing of initial fees for creating Web sites, changes in royalty payments and license fees paid by licensees, increased competition, reduced prices, the effect of currency exchange rate fluctuations, delays in the development of new products and services, the costs associated with the introduction of new products and services and the general state of national and global economies. The Company expects to derive substantially all of its revenues from advertising fees, media commissions, public relations fees, initial fees for creating Web sites, and maintenance and database management fees. The Company's revenues will vary with the demand for its products and services. As a result, the Company's revenues and profitability for any particular quarter are not necessarily indicative of any future results. Fluctuations in quarterly results may also result in volatility in the price of the Company's securities.

RESULTS  OF  OPERATIONS


COMPARISONS  OF  FISCAL  YEARS

The Company's gross revenues are service fees we earn and the cost of advertising we place on behalf of, and bill to our clients. Typically, the cost of advertising represents a multiple of the fees we earn for our services. Conversely, the cost of advertising comprises most of our cost of goods sold. As a result, gross revenue and cost of goods sold are dramatically affected by the volume of advertising placed on behalf of clients in any given period. Management believes gross profits provide a more accurate picture of the Company's performance since they are net of the pass-through cost of advertising.

The Company's gross revenue decreased nominally from $6,208,792 for the year ended March 31, 2000 to $6,190,389 for the year ended March 31, 2001. While revenues for both years were very similar, the pattern of revenues by quarter was materially different. In fiscal 2001, revenues for the first quarter, ended June 30, 2000 were extremely strong, showing an increase of nearly 61% from the same quarter in 1999. For the balance of the fiscal year, revenues were down when compared to fiscal 2000 at $ 4.4 million compared to $ 5.1 million, a decline of 13.8%. There are several factors that had positive and negative effects on our revenues after June 30, 2000, but management believes that the trend of the United States economy was the predominant factor. The historic tendency of advertisers in periods of slowing demand is to curtail their spending and that appears to have happened this year.

Due primarily to increased revenues in our higher margin internet business and the inclusion of GMG Public Relations for a full twelve months in fiscal 2001 compared to only one quarter last year, gross profit was up nearly 32% at $ 2,190,073 versus $ 1,663,099. While it increased for each quarter, the pattern for gross profit also varied considerably. In the first quarter the increase was 79% and for the last nine months of the year it was 18.6% when compared to fiscal 2000.

As we discussed above, the fiscal year began with strong revenue growth and we added to our staff in anticipation that that trend would continue. When it became apparent that the economy in general and our business in particular were softening, we took action to reduce costs. Our peak head count during fiscal 2001 was 30. At June 27, 2001, we had 22 full time employees and one part time employee.

Although gross profit did increase by $ 527,000, our operating expenses increased by a greater amount, up by $898,000 or 43% from $2,095,885 for the year ended March 31, 2000 to $2,994,100 for the year ended March 31, 2001. The changes in the components of operating expense are as follows:

     - Primarily reflecting the substantial fluctuation in head count (it costs us money to add people and we have severance costs when staff levels are reduced), salaries and employee benefits were $ 1,954,309 for fiscal 2001 compared to $1, 237,858 for the prior year, an increase of nearly 58%.

     - Selling, general and administrative costs increased 22% from $761,140 for the year ended March 31, 2000 to $925,411 for the year ended March 31, 2001 primarily due to an increase in staffing.


     - Depreciation and amortization, while small in comparison to other expense categories, was up by 18% to $114,380 from $96,885. The increase was mainly due to an increase in goodwill relating to acquisitions.

Losses: As a direct result of operating expenses increasing more rapidly than gross profit, our net loss increased by almost 88% to $ 805,430 or $0.17 per share from a loss of $ 429,576 or $ 0.11 per share last year.

At March 31, 2001 we had approximately $ 10,468,000 of net operating loss carry forwards. The potential future tax benefit of these losses, should we become profitable (approximately $ 10,468,000 at March 31, 2001 ) is subject to significant limitations due to the change in ownership interest for income tax purposes that resulted from our Initial Public Offering in August, 1995. The tax benefit of these losses has been fully reserved by a valuation allowance of the same amount due to the uncertainty about our realizing it.

Foreign Exchange. The Company currently has no exposure to foreign currency exchange rate fluctuation because the Company has required that its customers located outside of the United States enter into contracts denominated in United States dollars. In the future, we may decide to enter into transactions to attempt to hedge some of the risks of foreign currency exchange rate fluctuations.


LIQUIDITY  AND  CAPITAL  RESOURCES

At March 31, 2001, the Company had current assets of $743,827 and current liabilities of $2,719,629, resulting in a working capital deficiency of $1,975,802. The Company has been able to finance this deficit through cash flow management. The Company may seek to raise additional financing through the sale of equity to improve its working capital position.

Additionally, the Company may need additional financing if demand for the Company's products is sufficiently great to require expansion at a faster rate than anticipated, or if research and development expenditures or the extent of service and customer support that the Company is required to provide are greater than expected or other opportunities arise which require significant investment, or if revenues are significantly lower than expected. The Company may also require significant additional financing to complete any acquisition. If financing is required, it may be raised through additional equity offerings, joint ventures or other collaborative relationships, borrowings and other sources. There can be no assurance that additional financing will be available or, if it is available, that it will be available on acceptable terms. If adequate funds are not available to satisfy either short or long-term capital requirements, the Company may be required to limit its operations significantly and may be unable to carry out its plan of operation. See Note 1 to the Company's financial statements and "Report of Independent Certified Public Accountants on Audited Financial Statements."

PLAN  OF  OPERATION

The  Company's  plans  for the fiscal year ending March 31, 2002 are as follows:

     (p) Aggressively cross-sell the services of each business unit to the clients of each other business unit within the Group. As we have noted elsewhere, this approach has been successful with some of our largest clients.

     (q) Acquire marketing communications companies where businesses with strategic relationships with appropriate clients can be acquired for prices which the Company believes are acceptable;

     (r) Develop its Internet business by bringing in new customers for its web site services business and by launching new Internet related products. (See "Internet - other products"). The Internet marketplace, while expanding rapidly is intensely competitive;

     (s) Grow its existing advertising business in part by offering proprietary Internet products and services to deliver advertising services;

     (t) Grow its public relations business in part by using Internet expertise to deliver services.

ITEM  7.  FINANCIAL  STATEMENTS  AND  SUPPLEMENTARY  DATA

Financial  statements  are  included  herein  following  Part  IV,  Item  13.

ITEM  8.  DISAGREEMENTS  WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not  applicable.


PART  III

ITEM  9.  DIRECTORS,  EXECUTIVE  OFFICERS,  PROMOTERS  AND  CONTROL  PERSON

There are currently four members of the Company's Board of Directors. The Company's By-Laws authorize the Board of Directors. The Company's By-Laws authorize the Board of Directors to fix the number of authorized directors. The By-Laws also authorize the Board of Directors to fill any vacancy on the Board of Directors.

The following table sets forth the names, ages and positions with the Company of the Company's directors, executive officers and key employees:

NAME                    AGE         POSITION

Mark  Blundell          43          Chief Executive Officer, President and
Director

Milton  Kapelus         64          President, New  Paradigm Advertising, Inc.

Rocco  Cipriano         49          President, i-sight  Consulting,  Inc. and
Director

Ali  Faraji             45          President, New  Paradigm Inter-Link, Inc.

Risa  Hoag              38          President, GMG Public Relations, Inc.

Douglas  Longmire       53          Chief Operating  Officer

Daniel  A.  Gordon      56          Chairman of  the  Board  of  Directors

Michael  S.  Taylor     59          Chief Financial Officer and Director

MARK BLUNDELL is the Chief Executive Officer, President and a director of the Company and has served in these capacities since the Company's inception. From October 1991 until December 1993, Mr. Blundell was initially the Chief Executive Officer of Management Technology Inc.'s ("MTI") European subsidiary and then the Chief Operating Officer and Chief Financial Officer of MTI in New York. He was also a director of MTI from December 1993 to March 1994. From May 1988 to October 1991, Mr. Blundell was the Chief Executive Officer of London Fox, the futures and options exchange, where he introduced the first international electronic trading system. He is also a director and President of Lancer, a company initially formed to hold the intellectual property rights relating to the New Paradigm Architecture and which currently conducts no business. Lancer is a shareholder of the Company. Mr. Blundell received an M.A. in Politics, Philosophy and Economics from Pembroke College, Oxford.

MILTON KAPELUS served as President of Kapelus & Cipriano in Harrison New York from 1992 until 1998. Upon the Company's acquisition of certain assets of K&C as of April 1, 1998 he was appointed President of SKC, a predecessor of NPA. He has worked in the advertising industry since 1967. He holds a BA from Rhodes University, South Africa.

ROCCO CIPRIANO was appointed to the board on June 2, 1998. He served as Executive Vice President - Creative, for K&C, SKC and NPA in Harrison, NY from 1992 until April 1, 2001. He resigned from that position to become president of i-sight Consulting, Inc. a majority-owned subsidiary of the Company. He holds a Professional Degree in Communications from Parsons School of Design, New York.

ALI FARAJI, President, New Paradigm Inter-Link, Inc. is one of the founders of the corporation. He is the designer and implementer of the company's network for software development, sales and administration. After the company became public, he started the Inter-Link division to offer web connectivity to legacy systems. He has over 20 years' experience in programming, mainframe design, UNIX and personal computers and is the designer of all websites for New Paradigm Inter-Link clients. Prior to joining New Paradigm, he was a project manager for Management Technologies, Inc. and had worked at IBM and EDS. He is a graduate of the University of Tehran with a BS in Computer Sciences.

RISA HOAG, President, GMG Public Relations, Inc. Prior to founding GMG Public Relations in 1991, Ms Hoag was Director of Public Relations with Ernst & Young in White Plains, New York. She is a past President of the Westchester Association of Women Business Owners. She has also served as Vice President for the Partnership For A Better Westchester, an organization she helped found in 1997. She is a past Public Relations Chairperson for the Advertising Club of Westchester and a past Vice President of the Nanuet Chamber of Commerce and the Tappan Zee International Trade Association.

DOUGLAS LONGMIRE, Chief Operating Officer of NPSC has been in advertising since 1971. In 1992 he was a founder of and partner in Sutton & Partners, which was acquired by NPSC in July, 1999 and merged with NPA in April 2000. Prior to Sutton & Partners, he was a senior vice president and group account director of Brouillard Communications, a division of J. Walter Thompson. From 1981 until he joined Brouillard, he was vice president, managing director and general manager of FCB/Corporate, a wholly owned subsidiary of Food, Cone and Belding Communications. He holds a B.S. in Marketing from the University of Arizona and an M.A. in Management from Thunderbird Graduate School of International Management.

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

MICHAEL TAYLOR has been a director of the Company since April 26, 1996 and was appointed Secretary in May 1998. He became the company's Chief Financial Officer in November 2000. From December 3, 1996 until October, 2000 he was a Senior Vice President of Gilford Securities. Prior to that he was a Managing Director of Investment Banking at Laidlaw Equities from March 1996. He was Associate Director of Investment Banking for Josephthal Lyon & Ross from June 1989 to March 1996. From early 1980 until joining Josephthal, he was President of Mostel & Taylor Securities, Inc., a NASD-member investment banking and brokerage firm. He was involved in the securities industry beginning in 1966, when he joined Lehman Brothers as an analyst. He attended Amherst College and Columbia University.


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

Based solely on the Company's review of copies of such reports and written representations that no other reports were required, the Company believes that all its officers, directors and greater than ten percent beneficial owners complied with all filing requirements applicable to them with respect to transactions during the fiscal year ended March 31, 2001.

ITEM  10.  EXECUTIVE  COMPENSATION

The following table sets forth information concerning the compensation of the Company's chief executive officer and each of the other executive officers (the "Named Officers") for services rendered in all capacities to the Company. The Company has only four executive officers.

SUMMARY  COMPENSATION  TABLE

Annual  Compensation
Long-Term  Compensation

Name and Principal Position          Mark           Blundell      Alizera Faraji
                                Chief Executive    & President    President, NPIL
                                -------------------------------  -----------------
Fiscal Year Ended March 31,                2000           2001               2001

Salary                         $        150,000   $    150,000   $        129,500

Bonus                          $              0   $          0   $          4,500

Other Annual Compensation      $       57,000(1)  $   57,000(1)  $       15,310(4)

Securities underlying options           150,000

Restricted Stock Awards        $              0   $          0

All Other Compensation         $       65,100(2)  $    1,905(3)

No other Executive or employee received total annual salary and bonus in excess of $100,000.
     (1) Reflects a non-accountable expense allowance of $4,000 per month and a car allowance of $750 per month.
     (2) Reflects the insurance premium paid by the Company for term life insurance and the cashless exercise of options to purchase 397,000 shares of Common Stock.
     (3)  Reflects  the  insurance  premium  referred  to  above.
     (4)  Reflects  a  non-accountable  expense  allowance.


OPTION  GRANTS  IN  FISCAL  YEAR  ENDED  MARCH  31,  2001

The following table sets forth all grants of stock options made during the fiscal year ended March 31, 2001 pursuant to the Company's Stock Option Plan to the Named Officers:

Individual  Grants:

Mark  A. Blundell:       Option  to  purchase  90,000  shares of Common Stock at
                         $0.50  per  share  granted  under  the  Executive Stock
                         Option Plan, vesting on November 16, 2001 and expiring on November 16, 2005.

Alizera  Faraji:         Option  to  purchase  60,000  shares of Common Stock at
                         $0.50  per  share  granted  under  the  Executive Stock
                         Option Plan, vesting on November 16, 2001 and expiring on November 16, 2005.

Michael  Taylor:         Option  to  purchase  100,000 shares of Common Stock at
                         $0.50  per  share  granted  under  the  Executive Stock
                         Option Plan, vesting on November 16, 2001 and expiring on November 16, 2005.

Daniel Gordon:           Option  to  purchase  20,000  shares of Common Stock at
                         $0.50  per  share  granted  under  the  Executive Stock
                         Option Plan, vesting on November 16, 2001 and expiring on November 16, 2005.

Douglas  Longmire:       Option  to  purchase  25,000  shares of Common Stock at
                         $0.50  per  share  granted  under  the  Executive Stock
                         Option Plan, vesting on November 16, 2001 and expiring on November 16, 2005.

AGGREGATE OPTION EXERCISES IN FISCAL YEAR ENDED MARCH 31, 2001 AND YEAR-END OPTION VALUES

The following table sets forth information with respect to options exercised by each of the Named Officers during the fiscal year ended March 31, 2001 and the number and value of unexercised options as of March 31, 2001:

                                         Number of Securities       Value of Unexercised In-the-
                                        Underlying Unexercised       Money Options at March 31,
                                        Options at March 31, 2001               2001(a)
                 Shares     -------------------------------------------------------------------
                Acquired      Value
Name           on Exercise  Realized   Exercisable  Unexercisable  Exercisable   Unexercisable
-------------  -----------  ---------  -----------  -------------  ------------  --------------
Mark Blundell      427,600  $  60,000      287,555        100,000  $          0  $            0
-------------  -----------  ---------  -----------  -------------  ------------  --------------

     (a) Based on the closing price of New Paradigm Software Corp. Common Stock on March 31, 2001 of $0.187 as reported on NASDAQ Bulletin Board.



EMPLOYMENT  CONTRACTS

The  Company  has  entered  into  an  employment  contract  with  Mr.  Blundell.

His  employment  contract  contains  the  following  principal  features:

Initial term of 5 years (1994-1999) automatically extending for 12 months on each anniversary unless 90 days notice is given. This contract is currently in such an extension period. Base Salary: $200,000 per annum (Mr. Blundell has waived $50,000 per annum of this Base Salary (which is not being accrued) until such time as the Company would otherwise be able to report a pre-tax annual profit in excess of $75,000); Allowances: Mr. Blundell receives a non-accountable expense allowance of $4,000 per month and a car allowance of $750 per month. Common Stock Award: Mr. Blundell received 26,667 shares of Common Stock. If the Company achieves at least $2.5 million in sales in any period of twelve consecutive months, Mr. Blundell was paid a bonus of $50,000. Mr. Blundell's employment contract provides that if such bonus target is achieved and such bonus paid, he and the Company will negotiate a new bonus arrangement. Mr. Blundell is entitled to receive a death benefit of $1,000,000 payable to a beneficiary named by him. The Company has obtained a life insurance policy to fund this benefit. In the event that the Company terminates the contract other than for cause, or in the event of a change of control or a sale of substantially all the assets of the Company, Mr Blundell is entitled to receive a payment equivalent to two year's benefits under the contract.

Following the sale of Copernicus to VIE Systems Inc., Mr. Blundell, gave formal written notice of his intention to exercise the termination right under his employment contract since this represented a transfer of substantially all the assets of the Company. These termination rights provided for the payment to Mr. Blundell of an amount not less than $414,000. As the Company was not in a position to make such a payment without seriously depleting the Company's limited cash reserves, the compensation committee negotiated with Mr. Blundell to produce the following settlement, which was entered into on November 13, 1997.

Mr. Blundell waived his entitlement to any payment in respect of the VIE transaction and entered into new three year employment contracts with the Company and its Delaware subsidiary, New Paradigm Acquisition I Co., Inc. ("NPAC") at the same aggregate base salary which provide a reduced termination benefit of 24 months compensation in the event that his termination right is triggered again by subsequent events. Mr. Blundell waived $50,000 of base salary for fiscal 1998 and until the Company reports a consolidated pre-tax profit of not less than $75,000. In view of the fact the Company was contemplating a number of acquisitions of companies with revenues in excess of $2.5 million, the new contract provides that Mr. Blundell will not be entitled to receive the bonus of $50,000 in the event that the Company's gross revenues reach $2.5 million as provided in his previous contract.

In addition the change of control clause, which gives Mr. Blundell certain termination rights was amended to apply only in the event that 40% of the Company were to be acquired rather than 25% under his original contract. In order to retain Mr. Blundell's services in seeking acquisitions NPAC entered into an employment agreement (as mentioned above) and a loan agreement providing for a loan to Mr. Blundell of $114,000 at an interest rate of 6%. The loan will be repaid by applying 60% of (i) any future termination payment to Mr. Blundell; (ii) any bonus or incentive payments; and (iii) any sales of Common Stock of New Paradigm directly or beneficially owned by Mr. Blundell, including any Stock acquired through the exercise of options.

The directors of the Company currently receive no fees. They are reimbursed by the Company for their direct costs of attending meetings. On December 8, 1993, Mr. Gordon and three former directors were each granted, as remuneration for service on the Board of Directors, an option ("Directors' Options") to acquire, at a price of $5.00 per unit, 10,000 units, each unit consisting of one share of Common Stock and one warrant to purchase one share of Common Stock at an exercise price of $6.00 per share ("1993 Warrant"). These options expired on November 1, 1998. On April 26, 1995 Messrs. Blundell, Gordon and three former directors were granted ten year options under the Company's Stock Option Plan to purchase 5,333 shares of Common Stock each at an exercise price of $4.50 per share. These options became exercisable on April 26, 1996 and expire on April 26, 2005. On November 30, 1995 Mr. Gordon and two former directors were each granted options under the Company's Stock Option Plan to purchase 10,000 shares of Common Stock at an exercise price of $5.125 per share; Mr. Blundell was granted options under the Company's Stock Option Plan to purchase 20,000 shares of Common Stock at the same exercise price. These options became exercisable on November 30, 1996 and expired on November 30, 2000. On April 24, 1996, Mr. Taylor was granted options under the Company's Stock Option Plan to purchase 10,000 shares of Common Stock at an exercise price of $5.125 per share. These options became exercisable on April 24, 1997 and expired on April 24, 2001. On October 15, 1997, Messrs. Taylor and Gordon were each granted 50,000 ten year options to purchase shares of Common Stock at an exercise price of $0.16 per share (the market price on the date of issue). These options became exercisable on October 15, 1998 and will expire in October 2007.

ITEM  12.  SECURITY  OWNERSHIP  OF  CERTAIN  BENEFICIAL  OWNERS  AND  MANAGEMENT

The following table indicates the beneficial ownership of the Company's Common Stock as of June 22, 2001, by (1) each of the directors, (2) each of the executive officers of the Company, (3) all directors, and executive officers of the Company as a group and (4) each person or entity which beneficially owned in excess of five percent of the Common Stock, based upon information supplied by each of the directors, nominees, executive officers and five percent beneficial owners:


COMMON  STOCK


Name of Beneficial Owner(a)      Right to Sole     Right to Shared      Total Number of     Percent of
                                  Voting and          Voting and      Shares Beneficially  Common Stock
                               Investment Power   0Investment Power          Owned         Beneficially
                                                                                               Owned
Mark Blundell                         729,766(b)          157,166(c)              886,932            16%
John Brann                            196,666(d)          157,166(c)              353,832             6%
Douglas Longmire                       80,000(e)                   0               80,000             1%
Daniel Gordon                         155,333(f)                   0              155,333             3%
Lancer Holdings                       157,166(g)                   0              157,166             3%
Midland Associates                    619,999(h)                   0              619,999            11%
Michael Taylor                        220,000(i)                   0              220,000             4%
Robert Trump                          150,000(j)          619,999(k)              769,999            14%
Rocco Cipriano                        269,000(l)                                  269,000             5%
Ali Faraji                            517,666(m)                                  518,666            10%
All Directors and Executive            1,454,099          157,166(c)             1,611265            27%
Officers of the Company as a
group (a total of 5 persons)

     (a) The shares of Common Stock beneficially owned by each person or by all directors and executive officers as a group, and the shares included in the total number of shares of Common Stock outstanding used to determine the percentage of shares of Common Stock beneficially owned by each person and such group, have been adjusted in accordance with Rule 13d-3 under the Securities Exchange Act of 1934 to reflect the ownership of shares issuable upon exercise of outstanding options, warrants or other common stock equivalents which are exercisable within 60 days. As provided in such Rule, such shares issuable to any holder are deemed outstanding for the purpose of calculating such holder's beneficial ownership but not any other holder's beneficial ownership.
     (b) Consists of (i) 459,767 shares of Common Stock, (ii) 20,000 shares of Common Stock issuable upon exercise of options granted under the Company' Stock Option Plan ("SOP") that are currently exercisable and,
          (iii) up to 249,999 shares of Common Stock underlying stock options granted under the Executive Stock Option Plan ("ESOP").
     (c) Represents the holdings of Lancer Holdings of which Mr. Blundell and Mr. Brann are each 33% owners and directors and officers. Consists of 157,166 shares of Common Stock.

     (d) Consists of (i) 26,667 shares of Common Stock, (ii) 20,000 shares of Common Stock issuable upon exercise of options granted under the SOP that are currently exercisable and (iii) up to 149,999 shares of Common Stock underlying stock options granted under the Executive Stock Option Plan.
     (f) Consists of 155,333 shares of Common Stock issuable upon exercise of options granted under the SOP.
     (g)  Consists  of  157,166  shares  of  Common  Stock.
     (h) Consists of 439,999 shares of Common Stock and 180,000 shares of Common Stock issuable upon exercise of warrants. These securities were previously owned by Management Technologies, Inc. ("MTI") and transferred to Midland Associates in satisfaction of a loan to MTI by Midland Associates.
     (i) Consists of (i) 80,000 Shares of Common Stock and (ii)140,000 shares of Common Stock issuable upon exercise of options granted under the SOP.
     (j) Consists of 150,000 shares of Common Stock issuable upon exercise of warrants having an exercise price of $2.00 per share issued by the Company in connection with a loan by Mr. Trump that was subsequently cancelled as partial consideration for issuance of the Series C Redeemable Preferred Stock (the "Trump Warrants").
     (k) Represents the holdings of Midland Associates. Consists of the securities listed in note ( h) above.
     (l) Represents (1) 169,000 shares of Common Stock and (2) 100,000 shares of Common Stock issuable upon exercise of options.
     (m) Represents 442,666 shares of Common Stock. Represents (i) 442,666 shares of Common Stock and (ii) 76,000 shares of Common Stock issuable upon exercise of options. There was no Preferred Stock issued and outstanding as of March 31, 2001.

ITEM  12.  CERTAIN  RELATIONSHIPS  AND  RELATED  TRANSACTIONS

GENERAL

The following is a discussion of certain transactions entered into by the Company with officers, directors, security holders and/or their affiliates. The Company believes that the terms of these transactions were no less favorable to the Company than could have been obtained from a non-affiliated third party for similar transactions at the time.

The Company has adopted a policy whereby any future transactions, including loans, between the Company and its directors, officers, principal shareholders and other affiliates, will be on terms no less favorable to the Company than could be obtained from unaffiliated third persons on an arm's-length basis at the time and will be reviewed and approved by a majority of the Company's directors, including a majority of the Company's independent, disinterested directors.

AGREEMENT  WITH  MR.  DANIEL  GORDON

On September 1, 1995 the Company entered into a consulting contract with Corporate Growth Services, a corporation owned by Mr. Gordon, Chairman of the Board of Directors. Corporate Growth Services provides management consulting to small, development stage companies. Under the terms of this contract Corporate Growth Services is to receive a consulting fee of $2,000 per month over and above any fees Mr. Gordon receives for attending meetings of the Board of Directors. In view of the Company's financial position Corporate Growth Services has agreed to waive these fees until further notice. In the fiscal year ended March 31, 1998 Corporate Growth Services received $24,000 in such fees and has received no fees since that time.




TRANSACTIONS  WITH  MR.  ROBERT  TRUMP

In early January 1997, in order to continue operating, the Company solicited a $150,000 loan from Mr. Robert Trump, which was received on January 16, 1997.
The  principal  terms  of  this  loan  were  as  follows:

Advance:            $150,000.
Term:               6  months  (due  July  14th,  1997).
Interest  Rate:     To  be  paid  in  warrants,  see  below.
Warrants:           150,000 three-year  warrants with an exercise price of $2.00 per share,  in  lieu  of  interest.

Other  terms:       The 180,000 Midland Warrants, held by Midland Associates, an affiliate of Mr. Trump, were amended as follows: The expiration date was changed from August 11, 1998 to January
                    16, 2002 and the exercise price reduced from $3.75 to $2.00 per share. The exercise price on 25,000 of the Midland warrants was reduced to $1.00. Midland exercised these warrants to acquire 25,000 shares of common stock on September 1999.

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

Each Series C Redeemable Preferred Share had four (4) votes on any matter to be put to a vote of the Company's shareholders and could be redeemed at the Company's option at any time upon payment of $200,000. The Series C Redeemable Preferred Stock could be redeemed at the holder's option following any investment in the Company or a sale of any of the Company's assets where the proceeds were $2,000,000 or more. The Series C Redeemable Preferred Stock had preference in the event of any liquidation of the Company to the extent of $200,000.

The Series C Redeemable Preferred Stock was redeemed by the Company from the proceeds of the sale of its COPERNICUS software product on July 23, 1997.



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


B.  Reports  on  Form  8-K

The following reports have been filed on Form 8-K during the quarter ended March 31, 2001: None

                                   SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                   NEW  PARADIGM  SOFTWARE  CORP.
                              (Registrant)



Date:  July 3, 2001                      /s/  Mark  Blundell
                                         ------------------------------
                                         Mark  Blundell
                                         President  &  Chief  Executive  Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.



Signature                   Title                                                 Date
---------                   -----                                                 ----


/s/Mark Blundell            Chief Executive Officer, President (principal
--------------------------  executive officer,) and Director                      July 3, 2001
Mark Blundell


/s/Daniel A. Gordon         Chairman of the Board of Directors
--------------------------                                                        July 3 , 2001
Daniel A. Gordon


/s/Rocco Cipriano           Director
--------------------------                                                        July 3 , 2001
Rocco Cipriano


/s/ Michael S. Taylor       Chief Financial Officer (principal financial officer
--------------------------  and principal accounting officer), Secretary and      July 3, 2001
Michael S. Taylor           Director

          NEW PARADIGM STRATEGIC COMMUNICATIONS, INC. AND SUBSIDIARIES
              (F/K/A New Paradigm Software Corp. And Subsidiaries)

                              FINANCIAL STATEMENTS

                       YEARS ENDED MARCH 31, 2001 AND 2000

          NEW PARADIGM STRATEGIC COMMUNICATIONS, INC. AND SUBSIDIARIES
              (F/K/A New Paradigm Software Corp.  And Subsidiaries)

                              FINANCIAL STATEMENTS

                       YEARS ENDED MARCH 31, 2001 AND 2000

                                TABLE OF CONTENTS
                                -----------------


                                                      Page
                                                      No.
                                                     ------
REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS'       1

CONSOLIDATED FINANCIAL STATEMENTS

    Balance Sheet                                         2

    Statements of Operations                              3

    Statements of Shareholders' Deficiency                4

    Statements of Cash Flows                              5

    Notes to Consolidated Financial Statements       6 - 18

                          INDEPENDENT AUDITORS' REPORT
                          ----------------------------


New Paradigm Strategic Communications, Inc. and Subsidiaries (F/K/A New Paradigm Software Corp. And Subsidiaries)
New  York,  New  York

We have audited the accompanying consolidated balance sheet of New Paradigm Strategic Communications, Inc. and Subsidiaries (F/K/A New Paradigm Software Corp. and Subsidiaries) as of March 31, 2001, and the related consolidated statements of operations, shareholders' deficiency and cash flows for the years
ended  March  31,  2001  and  2000.   These  financial  statements  are  the
responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion the consolidated financial statements referred to above present fairly, in all material respects, the financial position of New Paradigm
Strategic Communications, Inc. and Subsidiaries (F/K/A New Paradigm Software Corp. and Subsidiaries) at March 31, 2001, and the results of their operations and their cash flows for the years ended March 31, 2001 and 2000, in conformity with accounting principles generally accepted in the United States of America.

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


Goldstein & Morris CPAS P.C.

New  York,  New  York
June  22,  2001

          NEW PARADIGM STRATEGIC COMMUNICATIONS, INC. AND SUBSIDIARIES
              (F/K/A New Paradigm Software Corp. And Subsidiaries)

                           CONSOLIDATED BALANCE SHEET

                                 MARCH 31, 2001


ASSETS
------
Current assets
   Cash                                                      $     62,569
   Accounts receivable less allowance for doubtful accounts       681,258
                                                             -------------

                     Total current assets                         743,827
Property and equipment, net of accumulated depreciation and

   amortization                                                   151,142
Note receivable from Officer/Shareholder                          139,299
Goodwill, net of amortization                                   1,148,588
Security deposits                                                  44,338
                                                             -------------


                                                             $  2,227,194
                                                             =============
LIABILITIES AND SHAREHOLDERS' DEFICIENCY
----------------------------------------
Current liabilities
    Accounts payable and accrued expenses                    $  1,678,850
    Notes payable                                                 549,000
    Deferred revenue                                              491,779
                                                             -------------

                     Total current liabilities                  2,719,629
                                                             -------------


Shareholders' deficiency
    Preferred stock, $.01 par value - shares authorized-
      10,000,000:

    Series A shares authorized 1,000,000; none issued and
       outstanding                                                      -

    Series B shares authorized 2,000,000; none issued and
       outstanding                                                      -

    Series C shares authorized 800,000; none issued and
       outstanding                                                      -

    Common stock, $.01 par value-shares authorized
       50,000,000; issued and outstanding 5,124,097                51,241

    Additional paid-in capital                                  9,954,264

    Accumulated deficit                                       (10,497,940)
                                                             -------------

                  Total shareholders' deficiency                 (492,435)
                                                             -------------

                                                             $  2,227,194
                                                             =============

          See accompanying notes to consolidated financial statements.

          NEW PARADIGM STRATEGIC COMMUNICATIONS, INC. AND SUBSIDIARIES
              (F/K/A New Paradigm Software Corp. And Subsidiaries)

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                       YEARS ENDED MARCH 31, 2001 AND 2000


                                                 2001         2000
                                              -----------  -----------
Revenues                                      $6,190,389   $6,208,792
Cost of revenues                               4,000,316    4,545,693
                                              -----------  -----------

   Gross profit                                2,190,073    1,663,099
                                              -----------  -----------

Operating expenses
   Salaries and employee benefits              1,954,309    1,237,858
   Selling, general and administrative           925,411      761,140
   Depreciation and amortization                 114,380       96,885
                                              -----------  -----------

                                               2,994,100    2,095,883
                                              -----------  -----------

Loss from operations                            (804,027)    (432,784)
                                              -----------  -----------

Other income (expense)
   Interest income                                 8,422        9,119
   Interest expense                               (9,825)      (4,911)
                                              -----------  -----------

                                                  (1,403)       4,208
                                              -----------  -----------


Net loss                                      $ (805,430)  $ (428,576)
                                              ===========  ===========

Basic and diluted net loss per common share   $    (0.17)  $    (0.11)
                                              ===========  ===========

Basic and diluted weighted average
    common shares outstanding                  4,862,568    3,832,074
                                              ===========  ===========

          See accompanying notes to consolidated financial statements.

                         NEW PARADIGM STRATEGIC COMMUNICATIONS, INC. AND SUBSIDIARIES
                             (F/K/A New Paradigm Software Corp. And Subsidiaries)

                             CONSOLIDATED STATEMENTS OF SHAREHOLDERS' DEFICIENCY

                                     YEARS ENDED MARCH 31, 2001 AND 2000


                                                                   Additional    Accumulated       Total
                                            Common      Stock       Paid-in        Deficit      Shareholders
                                            Shares    Par Value     Capital     (Deficiency)       Equity
                                           ---------  ----------  ------------  -------------  --------------

Balance, April 1, 1999                     2,901,729  $   29,017  $ 9,244,709   $ (9,263,935)  $       9,791

Conversion of Preferred D stock to common    850,000       8,500       (8,500)             -               -
Issuance of common stock for acquisition     159,286       1,593      117,914              -         119,507
Issuance of common stock for cash            225,000       2,250      122,750              -         125,000
Issuance of common stock upon exercise
  of stock options                           427,600       4,276       64,140              -          68,416
Issuance of common stock for services
   rendered                                   60,682         607       96,949              -          97,556
Net loss for the year                              -           -            -       (428,576)       (428,576)
                                           ---------  ----------  ------------  -------------  --------------

Balance, March 31, 2000                    4,624,297      46,243    9,637,962     (9,692,511)         (8,306)

Issuance of common stock for acquisition     385,000       3,850      288,750              -         292,600
Issuance of common stock upon exercise
  of stock options                            20,000         200        4,800              -           5,000
Issuance of common stock for services
   rendered                                   94,800         948       22,752              -          23,700
Net loss for the year                              -           -            -       (805,429)       (805,429)
                                           ---------  ----------  ------------  -------------  --------------

Balance, March 31, 2001                    5,124,097  $   51,241  $ 9,954,264   $(10,497,940)  $    (492,435)
                                           =========  ==========  ============  =============  ==============

          See accompanying notes to consolidated financial statements.

                   NEW PARADIGM STRATEGIC COMMUNICATIONS, INC. AND SUBSIDIARIES
                       (F/K/A New Paradigm Software Corp. And Subsidiaries)

                              CONSOLIDATED STATEMENTS OF CASH FLOWS

                               YEARS ENDED MARCH 31, 2001 AND 2000


Cash flows from operating activities:                                         2001        2000
                                                                           ----------  ----------

    Net loss                                                               $(805,429)  $(428,576)
    Adjustments to reconcile to net cash used in operating

      activities:
        Depreciation and amortization                                        114,380      96,885
        Provision for bad debts                                               (7,735)     25,000
        Non-cash compensation                                                 23,700     161,172
        Non-cash interest income                                              (7,885)     (7,439)
        Non-cash revenue                                                           -     (30,000)
        Increases (decreases) in cash flows from operating
          activities resulting from change in:
            Accounts receivable                                              484,285    (623,904)
            Prepaid expenses and other current assets                         18,176      18,863
            Other assets                                                     (23,338)          -
            Accounts payable and accrued expenses                            (83,028)    727,341
            Deferred revenue                                                 128,460      (8,873)
                                                                           ----------  ----------

                      Net cash used in operating activities                 (158,414)    (69,531)
                                                                           ----------  ----------

Cash flows used in investing activities:
     Acquisition of property and equipment                                   (31,484)   (111,522)
     Liabilities assumed upon acquisition                                          -       9,994
                                                                           ----------  ----------

                      Net cash used in investing activities                  (31,484)   (101,528)
                                                                           ----------  ----------

Cash flows from financing activities:
     Issuance of common stock                                                  5,000     125,000
     Repayment of debt                                                       (41,000)     (5,000)
                                                                           ----------  ----------

                      Net cash provided by (used in) financing activities    (36,000)    120,000
                                                                           ----------  ----------

Net decrease in cash                                                        (225,898)    (51,059)

Cash, beginning of year                                                      288,467     339,526
                                                                           ----------  ----------

Cash, end of year                                                          $  62,569   $ 288,467
                                                                           ==========  ==========


          See accompanying notes to consolidated financial statements.

          NEW PARADIGM STRATEGIC COMMUNICATIONS, INC. AND SUBSIDIARIES
              (F/K/A New Paradigm Software Corp. And Subsidiaries)

                          NOTES TO FINANCIAL STATEMENTS


1.   ORGANIZATION  AND  SUMMARY  OF  ACCOUNTING  POLICIES
     ----------------------------------------------------


     Organization  and  Business
     ---------------------------

     New Paradigm Strategic Communications, Inc. and Subsidiaries (F/K/A New Paradigm Software Corp. and Subsidiaries) (the "Company") a New York Corporation, was founded in July 1993 as New Paradigm Software Corp. and commenced operations on November 1, 1993. On November, 16, 2000, the Company changed its name to New Paradigm Strategic Communications, Inc. at its shareholders meeting. The Company through its wholly owned subsidiaries, New Paradigm Advertising, Inc. ("NPA") formerly SKC Advertising, Inc., Sutton and Partners, Inc., ("S&P"), GMG Public Relations, Inc. ("GMG"), and New Paradigm Inter-Link, Inc. ("NPIL"), provide marketing communications services in North America.

     Basis  of  Presentation
     -----------------------

     The accompanying consolidated financial statements have been prepared on the basis that the Company will continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has incurred significant operating losses since inception and has an accumulated deficit at March 31, 2001. Operating expenses will continue to be incurred which, in the absence of significant income from existing and new clients, will continue to produce net losses and increase the accumulated deficit. Although there can be no assurance of its success, management intends to continue to develop its internet and advertising businesses and also intends to search for investors to provide additional capital. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

     Principles  of  Consolidation
     -----------------------------

     The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All significant intercompany accounts and transactions have been eliminated.

     Property,  Equipment  and  Depreciation
     ---------------------------------------

     Property and equipment are stated at cost. Depreciation is computed using accelerated methods, which approximate the straight line method, over the estimated useful lives of the assets, ranging from 5-7 years for financial and tax reporting purposes.

     Goodwill
     --------

     The Company's goodwill arose from the purchase of net assets, see Note 2. Goodwill is amortized over a fifteen year period utilizing the straight-line method.

          NEW PARADIGM STRATEGIC COMMUNICATIONS, INC. AND SUBSIDIARIES
              (F/K/A New Paradigm Software Corp. And Subsidiaries)

                          NOTES TO FINANCIAL STATEMENTS
                                   (Continued)


1.   ORGANIZATION  AND  SUMMARY  OF  ACCOUNTING  POLICIES  (continued)
     ----------------------------------------------------------------


     Concentrations  of  Credit  Risk
     --------------------------------

     The Company's cash balances, which are maintained in various banks are insured up to $100,000 for each bank by the Federal Deposit Insurance Corporation. The balances at times may exceed these limits.

     Revenue  Recognition
     --------------------

     Revenue from internet, projects and customer service fees are recognized over the term of the related contract or as the service is provided.

     Revenue derived from advertising placed with media is generally recognized based upon the publication or broadcast dates.

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

     Fair  Value  of  Financial  Instruments
     ---------------------------------------

     The carrying amounts of cash, accounts receivable, note receivable, accounts payable and accrued expenses and notes payable approximate fair value because of the short maturity of these items.

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

          NEW PARADIGM STRATEGIC COMMUNICATIONS, INC. AND SUBSIDIARIES
              (F/K/A New Paradigm Software Corp. And Subsidiaries)

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

     Net  Income  (Loss)  Per  Common  Share
     ---------------------------------------

     Net income (loss) per common share was calculated by dividing net income by the weighted average number of common shares outstanding during the year. Basic and diluted net income (loss) per common share are the same, since there were no securities outstanding which have a dilutive effect during 2001 and 2000.

     Recently  Issued  Accounting  Standards
     ---------------------------------------

     In June 1998, SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" was issued and, as amended by SFAS No. 137, was adopted by the Company on July 1, 2000. This statement requires that an entity recognized all derivatives as either assets or liabilities and measure those instruments at fair value. The accounting for changes in the fair value of a derivative instrument depends on its intended use and the resulting designation. The adoption of this statement does not impact the Company's historical financial statements, as the Company currently does not use derivative instruments.

     In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101 ("SAB 101"), which summarizes the views of the Commission staff in applying accounting principles generally accepted in the United States of America to revenue recognition in financial statements. Our revenue recognition principles are consistent with the guidance set forth in SAB 101, which the Company adopted on July 1, 2000.

     EITF 00-2, "Accounting for Web Site Development Costs," issued February 2000, became effective no later than July 1, 2000. This pronouncement requires the capitalization and amortization of certain web site software costs in instances where the web site is used for internal use. The Company adopted EITF 00-2 on July 1, 2000, and its adoption does not have a material effect on the Company's financial statements.

     In March 2000, the Financial Accounting Standards Board issued Interpretation No 44, "Accounting for Certain Transactions Involving Stock Compensation - an Interpretation of APB 25" ("FIN 44"). This Interpretation clarifies certain issues relating to stock compensation. The adoption of this interpretation on July 1, 2000 did not have any impact on the Company's historical financial statements.

          NEW PARADIGM STRATEGIC COMMUNICATIONS, INC. AND SUBSIDIARIES
              (F/K/A New Paradigm Software Corp. And Subsidiaries)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)


2.  ACQUISITIONS
    ------------


     NPAC I and NPAC II were formed in 1998 and 1999, respectively, as wholly owned subsidiaries to make business acquisitions. NPAC I and II were subsequently merged and changed their name to New Paradigm Advertising, Inc. ("NPA") after the acquisitions as described below.

     On April 1, 1998 the Company through its wholly owned subsidiary, NPAC I, purchased certain assets and assumed certain liabilities related to the advertising business of Kapelus & Cipriano, Inc. trading as Schoen, Kapelus & Cipriano, ("SKC") for 250,000 common shares valued at $75,000. The business combination was accounted for as a purchase and, accordingly, SKC's results are included in the consolidated financial statements since the date of acquisition. The purchase price, which was financed through the issuance of common stock, has been allocated to the assets of SKC, based upon their respective fair market values. The value of the assumed liabilities exceeds the value of the acquired assets by approximately $210,000. Accordingly, $210,000 was recognized as goodwill and is being amortized over 15 years.

     In addition, pursuant to the buyout agreement, the Company was required to pay the principals of SKC in each of the next three years an amount equal to 16.667% of the net revenue of SKC (as defined in the buyout agreement) commencing on the closing date and ending on the third anniversary of the closing date, less one sixth of the net liabilities (as defined in the closing agreement). Such buyout payments were to be made at 8.334% of the net revenue of SKC less one sixth of the net liabilities paid in cash and 8.333% of the net revenue of SKC paid in shares of the Company's common stock.

     In accordance with the terms of the acquisition agreement with SKC dated April 1, 1998, the Company was due to make certain additional payments in cash and in shares of common stock to the principles of SKC based on the net revenues of the subsidiary (as referred to above). Pursuant to the new agreement dated September 26, 2000, the Company issued 385,000 shares of common stock valued at $292,600 and recorded a $541,000 note payable to the principals of SKC and the percentage of net revenues (as defined in the buyout agreement) for the third year will be 85%. Accordingly, $787,600 was recognized as goodwill and is being amortized over 15 years.

     On July 1, 1999 the Company through its wholly owned subsidiary, NPAC II, purchased certain assets and assumed certain liabilities related to the advertising business of Sutton and Partners, Inc. for 50,000 common shares valued at $75,000. The business combination was accounted for as a purchase and, accordingly, Sutton and Partners, Inc. results are included in the consolidated financial statements since the date of acquisition. The purchase price, which was financed through the issuance of common stock, has been allocated to the assets of S&P, based upon their respective fair market values. The value of the assumed liabilities exceeds the value of the acquired assets by approximately $152,000. Accordingly, $152,000 was recognized as goodwill and is being amortized over 15 years.

     In addition, pursuant to the buyout agreement, the Company agreed to pay to the principals of S&P in each of the next three years an amount equal to 25% of the net revenue of S&P (as defined in the buyout agreement) commencing on June 30, 2000 and ending on the third anniversary of the closing date, less one third of the net liabilities (as defined in the closing agreement). This buyout payment was to be made at 12.5% of the net revenue of S&P less one third of the net liabilities paid in cash and 12.5% of the net revenue of S&P paid in shares of the Company's common stock.

          NEW PARADIGM STRATEGIC COMMUNICATIONS, INC. AND SUBSIDIARIES
              (F/K/A New Paradigm Software Corp. And Subsidiaries)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)


 2.   ACQUISITIONS  (continued)
      -------------------------


     In accordance with the terms of the acquisition agreement with S&P dated July 1, 1999, the Company was due to make certain payments in cash and in shares of common stock to the principals of S&P based on the net revenues of S&P (as referred to above). By agreement, the terms of the additional payments due the principals of S&P were amended. The Company is required to issue 60,000 shares of common stock and pay $36,000 over the next twelve months (commencing March, 2001) to the principals of S&P. In addition, the principals of S&P waived their rights to certain bonus payments and agreed that after April 1, 2000 the bonus would be based upon 20% of net revenues, as defined in the agreement.

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

     In connection with the S&P and GMG purchases, the assets acquired and liabilities assumed are as follows:

                                          GMG       S&P
                                        -------  ---------
Tangible assets acquired at fair value  $14,000  $ 15,000
Goodwill                                      -   152,000
Liabilities assumed at fair value             -   (92,000)
                                        -------  ---------

          Total purchase price          $14,000  $ 75,000
                                        =======  =========

          NEW PARADIGM STRATEGIC COMMUNICATIONS, INC. AND SUBSIDIARIES
              (F/K/A New Paradigm Software Corp. And Subsidiaries)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)


2.   ACQUISITIONS  (continued)
     -------------------------


     The following pro forma consolidated results of operations have been prepared as if the acquisition of S&P and GMG had occurred as of April 1, 1999:

                     March 31, 2000
                       (Unaudited)
                    ----------------
Net revenues        $     6,430,000
Net loss                   (412,000)
Net loss per share            (0.11)

     The pro forma consolidated results do not purport to be indicative of results that would have occurred had the acquisition been in effect for the period presented, nor do they purport to be indicative of the results that will be obtained in the future.


3.   PROPERTY  AND  EQUIPMENT
     ------------------------

     Property  and  equipment  consists  of  the following as of March 31, 2001:

Computer equipment                               $291,871
Software                                          154,329
Furniture and fixtures                            172,714
                                                 --------

                                                  618,914
Less: Accumulated depreciation and amortization   467,772
                                                 --------

                                                 $151,142
                                                 ========


4.   NOTES  PAYABLE
     --------------

     Notes  payable  as  of  March  31,  2001  are  as  follows:

     Notes  payable  to  officers.  The  notes  are  due in varying amounts  throughout  the  year  ending  March 31, 2002 and are
     interest  free.                                                  $  500,000

     Note  payable  to  former  corporate  counsel  pursuant  to settlement  agreement.  The  note  matures  in  June  2007 and requires  monthly  principal payments of $500 plus interest at
     8%  per  annum.                                                      49,000
                                                                      ----------

                                                                      $  549,000
                                                                      ==========

          NEW PARADIGM STRATEGIC COMMUNICATIONS, INC. AND SUBSIDIARIES
              (F/K/A New Paradigm Software Corp. And Subsidiaries)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)


5.   INCOME  TAXES
     -------------

     At March 31, 2001, the Company has net operating loss carryforwards of approximately $10,468,000, which expire in various years through 2016, available to offset future taxable income. Certain provisions of the tax law may limit the net operating loss carryforwards available for use in any given year in the event of a significant change in ownership interest. At March 31, 2001 the Company had a deferred tax asset amounting to approximately $4,700,000. The deferred tax asset consists primarily of net operating loss carryforwards and has been fully offset by a valuation allowance of the same amount.


6.  COMMITMENTS  AND  CONTINGENCIES
    -------------------------------


     Leases
     ------

     The company leases sales and office space under operating leases which expire on March 31, 2002, August 11, 2005 and February 28, 2006.

     The future minimum rental payments under these lease agreements are approximately as follows:

Year ending March 31,
---------------------

2002                   $218,000
2003                    151,000
2004                    152,000
2005                    153,000
2006                    129,000
                       --------

                       $803,000
                       ========

     Rent expense for the years ended March 31, 2001 and 2000 amounted to approximately $185,000 and $170,000 respectively.

     Employment  Agreements
     ----------------------

     On November 13, 1997, the Company entered into an agreement with Mr. Mark Blundell for a term of three years ending November 17, 2000. This period is automatically extended on the anniversary date unless ninety (90) days written notice is given by either party. Under the agreement, Mr. Blundell's annual base salary is $150,000 with a monthly expense allowance of $4,750.

     In order to retain this officer's services in seeking acquisitions the Company entered into an employment agreement (as mentioned above) and a loan agreement providing for a loan to Mr. Blundell of $114,0000 at an interest rate of 6%. The loan will be repaid by applying to its outstanding balance 60% of (i) any future termination payment to the officer; (ii) any bonus or incentive payments; and (iii) any sales of Common Stock of New Paradigm directly or beneficially owned by this officer, including any Stock acquired through the exercise of options. The balance due from the officer at March 31, 2001 is $139,299, including accrued interest.

          NEW PARADIGM STRATEGIC COMMUNICATIONS, INC. AND SUBSIDIARIES
              (F/K/A New Paradigm Software Corp. And Subsidiaries)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)


6.   COMMITMENTS  AND  CONTINGENCIES  (continued)
     --------------------------------------------


     Employment  Agreements  (continued)
     -----------------------------------

     On April 1, 1998, the Company entered into employment agreements each with Mr. Rocco Cipriano and Mr. Milton Kapelus for a term of three years ending March 31, 2001. Under the agreement, their annual base salary was $75,000 with a monthly expense allowance of $667.

     In consideration for executing these agreements, Mr. Cipriano and Mr. Kapelus each received options to purchase 100,000 shares of the Company's common stock at an exercise price of $.34 per share.

     On July 1, 1999, the Company entered into employment agreements with Mr. Steven Katcher and Mr. Douglas Longmire for a term of three years ending June 30, 2002. Under these agreements, each has an annual base salary of $50,000 with a monthly expense allowance of $4,000. The employment agreements further provide for annual incentive bonuses not to exceed $35,000 if the Company's net revenues meet certain levels, as defined in the agreement.

     In consideration for executing these agreements, Mr. Katcher and Mr. Longmire each received options to purchase 25,000 shares of the Company's common stock at an exercise price of $1.65 per share.

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

     On November 10, 2000 the Company entered into an agreement with Mr. Ali Faraji for a term of three years ending November 10, 2003. Under the agreement, Mr. Faraji's annual base salary is $100,000 with a monthly expense allowance of $2,083. The employment agreement further provides for an annual incentive bonus of $100,000 if the Company's net revenues meet certain levels, as defined in the agreement.

          NEW PARADIGM STRATEGIC COMMUNICATIONS, INC. AND SUBSIDIARIES
              (F/K/A New Paradigm Software Corp. And Subsidiaries)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)


7.   SHAREHOLDERS'  DEFICIENCY
     -------------------------


     Preferred  Stock
     ----------------

     In April 1999, the Series D Preferred Stock was converted into 850,000 shares of Common Stock in accordance with its terms.

     Warrants
     --------

     In January 1997 a shareholder loaned the Company $150,000 in exchange for a six-month non interest bearing note. In consideration for the note the shareholder was issued 150,000 warrants with an exercise price of $2.00 per share. These warrants expire on January 16, 2002 and are currently outstanding as of March 31, 2001.

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

     In November and March 2000, the Company granted to its Chief Executive Officer 90,000 and 100,000 options to purchase shares of Common Stock at an exercise price of $0.50 and $2.19 per share, respectively.

          NEW PARADIGM STRATEGIC COMMUNICATIONS, INC. AND SUBSIDIARIES
              (F/K/A New Paradigm Software Corp. And Subsidiaries)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)


7.   SHAREHOLDERS'  DEFICIENCY  (continued)
     --------------------------------------

     Stock  Option  Plan  (continued)
     --------------------------------

     A summary of the activity for the two year period ended March 31, 2001 is as follows:

                               Option     Exercise Price   Weighted Average
                               Shares    range per share    exercise price
                             ----------  ----------------  -----------------
Outstanding, April 1, 1999     976,000   $  .16   - $5.13  $             .52
Granted                        265,000     .75   -   2.19               2.00
Exercised*                    (450,000)               .16                .16
                             ----------  ----------------  -----------------

Outstanding, March 31, 2000    791,000     .16   -   5.13               1.22
Granted                        439,250     .50   -   1.00                .52
Exercised                      (20,000)               .25                .25
                             ----------  ----------------  -----------------

Outstanding, March 31, 2001  1,210,250   $  .16   - $5.13  $             .98
                             ==========  ================  =================

*  Exercised  by  Chief  Executive  Officer in January and March 2000.  The fair
market  value  for  420,000   shares  and  30,000 shares was $3.00 and $1.31 per
share,  respectively.

     The following table summarizes information concerning exercisable stock options and stock options granted as of March 31, 2001 and 2000.

                                          Option   Exercise Price   Weighted Average
                                          Shares   range per share   exercise price
                                          -------  ---------------  -----------------
     Exercisable at year ended March 31:
            2000                          438,000   .16  -    5.13                .94
            2001                          727,000   .75  -    2.19               1.30

                                                                    Weighted Average
     Options granted in:                                               Fair value
                                                                    -----------------
           2000                                                     $            2.01
           2001                                                                   .52

          NEW PARADIGM STRATEGIC COMMUNICATIONS, INC. AND SUBSIDIARIES
              (F/K/A New Paradigm Software Corp. And Subsidiaries)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)


7.   SHAREHOLDERS'  DEFICIENCY  (continued)
     --------------------------------------

     Stock  Option  Plan  (continued)
     --------------------------------

     The following table summarizes information about stock options outstanding at March 31, 2001:

                                                      Range  of  exercise  prices
                                               ------------------------------------------
                                               $.16-  $.25  $.34- $.75   $2.19     $5.13
                                               -----------  ----------  --------  -------

      Outstanding options:
      Number outstanding at March 31, 2001         240,000     680,250   230,000   60,000
      Weighted average remaining contractual

      life (years)                                    1.33        4.75      4.00     4.72
      Weighted average exercise price          $       .21  $      .48  $   2.19  $  5.13

      Exercisable options:
      Number outstanding at March 31, 2001         197,500     239,500   230,000   60,000
      Weighted average exercise price          $       .20  $      .40  $   2.19  $  5.13

     SFAS No. 123 requires the Company to provide pro forma information regarding net income (loss) and earnings (loss) per share as if compensation cost for the Company's stock option plans had been determined in accordance with the fair value based method prescribed in SFAS No. 123.

     The Company estimates the fair value of each stock option at the grant date by using the Black-Scholes option-pricing model with the following weighted average assumptions used for grants during the years ended March 31, 2001 and 2000, respectively; no dividends paid for all years; expected volatility of 152.40% and 45.80% in 2001 and in 2000, respectively; weighted average risk-free interest rates of 5.00% and 5.20% respectively; and expected lives of 1.33 to 4.75 years, respectively.

     Applying SFAS No. 123 would result in pro forma net income (loss) and earnings (loss) per share amounts, as follows:

                                               Year ended March 31,
                                              ----------------------
                                                 2001        2000
                                              ----------  ----------
Net Income (loss):
As reported                                   $(805,430)  $(428,576)
  Pro Forma                                    (990,330)   (493,272)
Basic and diluted earnings (loss) per share:
  As reported                                 $    (.17)  $    (.11)
  Pro Forma                                        (.20)       (.13)

          NEW PARADIGM STRATEGIC COMMUNICATIONS, INC. AND SUBSIDIARIES
              (F/K/A New Paradigm Software Corp. And Subsidiaries)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)


8.   SUPPLEMENTAL  DISCLOSURES  OF  CASH  FLOW  INFORMATION
     ------------------------------------------------------

                               Year ended March 31,
                               --------------------
                                   2001    2000
                                  ------  ------
Cash paid during the period for:
    Interest                      $9,825  $4,911

     Supplemental  disclosures  of  non-cash investing and financing activities:

     Year  ended  March  31,  2001
     -----------------------------

     The  Company  issued:

          385,000 shares of common stock valued at $292,600 in connection with the revision to the SKC acquisition agreement dated April 1, 1998.

          94,800 shares of common stock valued at $23,700 for services rendered to the Company.

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

9.   EMPLOYEE  BENEFIT  PLANS
     ------------------------

     In July 2000 the Company terminated the old and adopted a new 401(k) salary deferred benefit plan which covers substantially all employees who have met certain requirements. In addition to the employer match of up to a maximum of 6% of compensation under the old plan, the new plan provides for a discretionary profit-sharing plan contribution. These employer contributions can be paid, at the discretion of the Company, in cash , Company stock or other property. The Company contribution to the plan for the year ended March 31, 2001 was approximately $25,000. No employer contribution was made for the year ended March 31, 2000.

          NEW PARADIGM STRATEGIC COMMUNICATIONS, INC. AND SUBSIDIARIES
              (F/K/A New Paradigm Software Corp. And Subsidiaries)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)


10.    MAJOR  CUSTOMERS
       ----------------

     Three customers accounted for 19%, 23% and 11% of the Company's revenue for the year ended March 31, 2001. The total accounts receivable from these customers at March 31, 2001 amounted to 34% of the total accounts receivable balance.

     Three customers accounted for 14%, 20% and 16% of the Company's revenue for the year ended March 31, 2000. The total accounts receivable due from these customers at March 31, 2000 amounted to 70% of the total accounts receivable balance.

11.  SEGMENT  INFORMATION
     --------------------

     The Company operates within the marketing and communications services industry from its offices located in New York.

     In 2001 and 2000, revenues derived from a client in the United Kingdom were approximately, $1,408,000 and $ 1,260,000, respectively.