Form 10KSB/A
period 2001-03-31
NEW PARADIGM SOFTWARE CORP
filed 2001-08-03
CIK 933733

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-KSB
                                Amendment No. 1

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

Web  sites  created  by  the  Company  include:


     - New York University: site for its School of Continuing and Professional Studies: www.scps.nyu.edu
                                  ----------------

     -    The  Castle  at  Tarrytown:  -  www.thecastleattarrytown.com
                                          ----------------------------

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

Rocco  Cipriano         48          President, i-sight  Consulting,  Inc. and
Director

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
Owned         Beneficially

              Owned
Mark Blundell                         729,766(b)          157,166(c)
 886,932            16%
John Brann                            196,666(d)          157,166(c)
 353,832             6%
Douglas Longmire                       80,000(e)                   0
  80,000             1%
Daniel Gordon                         155,333(f)                   0
 155,333             3%
Lancer Holdings                       157,166(g)                   0
 157,166             3%
Midland Associates                    619,999(h)                   0
 619,999            11%
Michael Taylor                        220,000(i)                   0
 220,000             4%
Robert Trump                          150,000(j)          619,999(k)
 769,999            14%
Rocco Cipriano                        561,143(l)                   0
 561,143            10%
Milton Kapelus                        531,143(m)                   0
 531,143            10%
Ali Faraji                            518,666(n)                   0
 518,666            10%
Risa Hoag                             192,239(o)                   0
 192,239             3%
All Directors and Executive            2,988,290          157,166(c)
3,145,456            49%
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

     (e) Consists of 55,000 shares of Common Stock and 25,000 shares of Common Stock issuable upon exercise of options.

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

     (l) Represents (1) 361,143 shares of Common Stock and (2) 200,000 shares of Common Stock issuable upon exercise of options.
     (m) Represents (1) 331,143 shares of Common Stock and (2) 200,000 shares of Common Stock issuable upon exercise of options.
     (n) Represents (1) 442,666 shares of Common Stock and (2) 76,000 shares of Common Stock issuable upon exercise of options.
     (o)  Represents 192,239 shares of Common Stock.

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