Form 10QSB
period 2001-06-30
NEW PARADIGM SOFTWARE CORP
filed 2001-08-22
CIK 933733

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-QSB

      QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
                                   ACT OF 1934


                  For the quarterly period ended June 30, 2001

                                       OR

       TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                For the transition period from ______________ to

                         Commission File Number: 0-26336


 __________________New Paradigm Strategic Communications, Inc._________________
             (Exact name of Registrant as specified in its charter)

    _________New York__________               __________13-3725764__________
  (State or other jurisdiction of          (I.R.S. Employer Identification No.)
   incorporation or organization)

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

Outstanding  as  of  August  17,  2001  Common  Stock,  par value $.01 per share
5,124,297

Transitional  Small  Business  Format  (Check  one):
Yes___  No  _X_

PART  I
FINANCIAL  INFORMATION

Item  1.     Financial  Statements

             NEW PARADIGM STRATEGIC COMMUNICATIONS AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS


                                                                  March 31,2001   June 30,2001
                                                                  -------------  ---------------
ASSETS                                                                             (unaudited)
  Current
       Cash and cash equivalents                                  $     62,569   $       20,299
        Accounts receivable less allowance for doubtful accounts       681,258          451,499
        Prepaid expenses and other current assets                            0           12,174
                                                                  -------------  ---------------
                   Total current assets                                743,827          483,972
  Property and equipment, less accumulated
   depreciation and amortization                                       151,142          146,141
  Notes receivable from Officers/Shareholders                          139,299          139,299
  Goodwill, net of amortization                                      1,148,588        1,126,088
  Security Deposit                                                      44,338           66,513
                                                                  -------------  ---------------
                                                                  $  2,227,194   $    1,962,013
                                                                  =============  ===============
LIABILITY AND SHAREHOLDERS' DEFICIENCY
  Current liabilities
        Accounts payable and accrued expenses                     $  1,678,850   $    1,980,138
        Notes payable                                                  549,000          549,000
        Deferred revenue                                               491,779                0
                                                                  -------------  ---------------
                Total current liabilities                         $  2,719,629   $    2,529,138
                                                                  -------------  ---------------
Shareholders' deficiency
  Preferred stock, $.01 par value - shares
   authorized 10,000,000
      Series A shares authorized - 1,000,000; none
         issued and outstanding                                              -                -
      Series B shares authorized - 2,000,000; none
         issued and outstanding                                              -                -
      Series C shares authorized - 800,000; none
         issued and outstanding                                              -                -
      Common stock, $.01 par value - shares authorized
         50,000,000; issued and outstanding 5,124,097
                                                                        51,241           51,241
  Additional paid-in capital                                         9,954,264        9,954,264
  Accumulated deficit                                              (10,497,940)     (10,572,630)
                                                                  -------------  ---------------
              Total Shareholders' deficiency                          (492,435)        (567,127)
                                                                  -------------  ---------------
                                                                  $  2,227,194   $    1,962,013
                                                                  =============  ===============

           See accompanying note to consolidated financial statements

          NEW PARADIGM STRATEGIC COMMUNICATIONS, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                   Three months ended    Three months ended
                                      June 30,2000          June 30,2001
                                  --------------------  --------------------
                                      (unaudited)           (unaudited)
REVENUES
Advertising and fee revenue       $         1,807,524   $         1,789,511
  Cost of goods                             1,165,231             1,212,097
                                  --------------------  --------------------
                                              642,293               577,414
EXPENSES:
  General and administrative                  527,866               546,760
  Professional fees                            17,115                19,879
  Occupancy                                    39,533                52,156
  Depreciation and amortization                20,305                28,500
                                  --------------------  --------------------
                                  $           604,819   $           647,295
                                  --------------------  --------------------
PROFIT (LOSS) FROM OPERATIONS                  37,474               (69,881)
OTHER INCOME (EXPENSE)
  Interest and other income                     2,710                    55
  Interest expense                             (2,558)               (3,068)
  Tax expense                                  (5,114)               (1,796)
                                  --------------------  --------------------
                                  $            (4,961)  $            (4,809)

                                  --------------------  --------------------
         Net profit (loss)        $            32,513   $           (74,690)
                                  ====================  ====================

PER SHARE DATA
                                  --------------------  --------------------
   Net profit (loss) per share                   0.01                 (0.01)
                                  ====================  ====================

Weighted average common shares
  Outstanding                               4,624,297             5,124,097

           See accompanying note to consolidated financial statements

                NEW  PARADIGM  STRATEGIC  COMMUNICATIONS,  INC.  AND  SUBSIDIARIES

                                CONSOLIDATED STATEMENT OF CASH FLOWS

                                                           Three months ended    Three months ended
                                                              June 30,2000          June 30,2001
                                                          --------------------  --------------------
                                                              (unaudited)           (unaudited)
CASH FLOW FROM OPERATING ACTIVITIES:
  Net (loss) income                                       $            32,513   $           (74,690)
  Adjustments to reconcile net cash used
   in operating activities:
    Depreciation and amortization                                      20,305                28,500
    Increases (decreases) in cash flows used
      in operating activities resulting from changes in:
         Accounts receivable                                          587,186               229,759
         Prepaid expenses and other current assets                         --               (12,174)
         Notes receivable                                             (47,450)                   --
         Other assets                                                (218,970)              (22,175)
         Accounts payable and accrued expenses                       (516,318)              301,289
         Deferred revenue                                            (154,136)             (491,779)
                                                          --------------------  --------------------
              Net cash used in operating activities                  (296,870)              (41,270)
                                                          --------------------  --------------------

CASH FLOW FROM INVESTING ACTIVITIES:
   Acquisition of property & equipment                                 (3,198)               (1,000)
                                                          --------------------  --------------------

              Net cash (used in) investing activities                  (3,198)               (1,000)

CASH FLOW FROM FINANCING ACTIVITIES:
  Issuance of common stock
  Proceeds of notes payable-officers                                   21,915                    --

                                                          --------------------  --------------------
              Net cash provided by financing activities                21,915                     0
                                                          --------------------  --------------------

Net (decrease) in cash and cash equivalents                          (278,153)              (42,270)

Cash and cash equivalents, beginning of period                        288,467                62,569
                                                          --------------------  --------------------

Cash and cash equivalents, end of period                  $            10,314   $            20,299
                                                          ====================  ====================

           See accompanying note to consolidated financial statements

Note  1  -

The accompanying financial statements should be read in conjunction with the Company's financial statements for the fiscal year ended March 31, 2001, together with the accompanying notes included in the Company's annual report on Form 10-KSB for the fiscal year ended March 31, 2001, as amended. In the opinion of management, the interim statements reflect all adjustments which are necessary for a fair statement of the results of the interim periods presented. The interim results are not necessarily indicative of the results for the full year.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operation

GENERAL

New Paradigm Strategic Communications (the "Company") was organized in July 1993 as New Paradigm Software Corp. and commenced operations in November 1993. We changed our name at our annual shareholders' meeting in November 2000. The Company completed its initial public offering in August 1995.

The  Company  is  engaged  in  the  following  businesses:

     - Creation of Web-based solutions and commercial Internet strategies through its wholly owned subsidiary, New Paradigm Inter-Link, Inc. ("NPIL"). NPIL began operations in December 1995, and provides a broad range of Internet services to corporations and other organizations.
     - Traditional advertising through its wholly owned subsidiary, New Paradigm Advertising, Inc. ("NPA"). NPA began operation in April 1998 by acquiring certain assets and assuming certain liabilities of (1) Kapelus & Cipriano, Inc. a Harrison, New York-based, full-service advertising agency trading as Schoen, Kapelus & Cipriano ("SKC") and
          (2) Sutton & Partners, Inc. ("S&P"), a Greenwich, Connecticut based advertising agency. The S&P transaction took place on July 1, 1999.
     -    Public  relations  through  its  wholly  owned  subsidiary, GMG Public
          Relations, Inc. ("GMG"). GMG began operation in January 2000 by acquiring certain assets and assuming certain liabilities of a company then named GMG Public Relations, Inc. The Company acquired the right to re-name its own subsidiary GMG Public Relations, Inc. in this transaction.
     - Internet consulting through its subsidiary, i-Sight. i-Sight began operations in May 2001 and provides rapid-response consulting for a fixed fee to organizations that need an Internet presence, but want to create one more economically that traditional approaches would allow. i-Sight also provides strategic advice on branding, positioning and planning to enhance the effectiveness of traditional advertising and marketing programs.

NPIL provides organizations with strategic advice on how best to utilize the Internet to achieve their goals and creates Internet applications including Web sites as required to implement the strategy. The Company's expertise includes: assembling an appropriate team of independent design consultants and, if necessary, programmers; designing the site from both technical and aesthetic perspectives; implementing the design; and providing Web server hosting services independently from a customer's own internal network to ensure security. NPIL also services a number of clients directly, rather than through an agency. This area of the Company's activity has recently expanded significantly. Direct clients include:


     -    Guinness  Stout
     -    Bass  Ale
     -    National  Multiple  Sclerosis  Society
     -    Association of the Bar of the City of New York

The Company intends to continue to market its Internet capabilities by acquiring and by forming alliances with selected advertising agencies and other marketing communications businesses that have established strategic relationships with their clients. Advertising agencies that have been partners with the Company include Biederman, Kelly, Krimstein & Partners, Earle Palmer Brown, New York and Solay Keller Advertising.

Clients the Company worked for through these partnerships include Novartis Animal Health (USA), Fordham University and New York University School for Continuing and Professional Studies.


The Company intends to further develop this business by launching new products and services connected with the Internet, and to continue to grow the underlying advertising business. NPA has been successful in adding new clients in the past twelve months. Management believes this is due to the added Internet and public relations components it can now offer to potential NPA clients. NPA clients include:


     -    Scottish  Tourist  Board
     -    Helmsley  Hotels
     -    Beth  Abraham  Health  Services
     -    Long  Bay  Beach
     -    Peter  Deilmann  EuropAmerica  Cruises
     -    Focus  Vision
     -    Island  Destinations


The Company leverages its ability to provide Internet expertise and applications to creatively meet the needs of its advertising and public relations clients, and by supplying public relations and advertising service to its Internet clients. For example, GMG clients, such as Beth Abraham Health Services, have begun to use NPA and NPIL for advertising and Internet services while NPA has been able to bring assignment from the Scottish Tourist Board to GMG and NPIL.

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

The Company's gross revenue decreased 1% from $1,807,524 for the quarter ended June 30, 2000 to $1,789,511 for the quarter ended June 30, 2001 due to decrease in advertising fees, largely as a result of the loss of revenue from Travelodge in 2001. Cost of goods sold increased by 4% from $1,165,231 to $1,212,097 because of increased volume of public relations and Internet activity. As a results of these changes, gross profit declined by 10.1% from $642,293 in last year's first quarter to $577,414 this year.

The Company's operating expenses increased 7% from $604,819 for the quarter ended June 30, 2000 to $647,295 for the quarter ended June 30, 2001. While higher than the comparable quarter last year, this is down by over 20% from peak quarterly operating expenses in our last fiscal quarter of $814,717 for the three months ended March 31, 2001. Last year's first fiscal quarter (June) was the best operational quarter in our recent history, showing revenue growth of over 60% from the comparable period in fiscal 1999. In anticipation of continued growth, we added staff and operating expenses increased accordingly.

When it became clear that the economy was slowing and we were notified that Travelodge, one of our largest accounts for calendar year 2000, was moving its advertising in-house, we took a variety of actions, including lay offs, to reduce costs. While much of the effect of these changes is reflected in the June 2001 quarter, management believes that expenses will be moderately lower in the current quarter.


The  components  of  the  operating  expenses  are  as  follows:

- General and administrative costs increased 3.6% from $527,866 for the quarter ending June 30, 2000 to $546,760 for the quarter ending June 30 2001 primarily due to severance arrangements as our head count was reduced from 28 to 23 in response to business conditions.
- Professional fees increased 16.1% from $17,115 for the quarter ending June 30, 2000 to $19,879 for the quarter ending June 30, 2001.
- Depreciation and amortization increased 40.4% from $20,305 for the quarter ending June 30, 2000 to $28,500 for the quarter ending June 30, 2001, due to greater goodwill being amortized in the current year.
- Occupancy costs increased by 31.9%, primarily due to an increase in the size of our Harrison office.

As a result of the above factors we incurred a loss of $36,572 on an EBITDA (earnings before interest, taxes, depreciation and amortization) basis and a final loss of $74,690 or $0.01 per share. These figures compare with EBITDA of $62,740 and earnings of $32,513 or $0.01 in last year's June quarter.

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

PART  II.

OTHER  INFORMATION

ITEM  1.  LEGAL  PROCEEDINGS
The Company filed suit against New Era of Networks, Inc, ("Neon") and Vie Systems, Inc. ("Vie") in the United States District Court for the Southern District of New York, claiming more than $1,000,000 in damages, $10,000,000 in punitive damages and the rescission of the sale of certain intellectual property rights and patents to Vie on the Copernicus(R) product. The Company claims that substantial royalty payments are due. The Court dismissed the Company's claim for rescission and part of the Company's claim for punitive damages. Following completion of discovery, Neon filed a motion to dismiss the Company's claims. The Court has not ruled on the motion for dismissal. Management believes that its claims have substantial merit but that proceedings may take considerable time. Neon was acquired by Sybase, in June, 2001. What impact the acquisition may have, if any, on the case is impossible to determine.


ITEM  6.  REPORTS  ON  FORM  8-K.


The  following  reports  have  been  filed  on  Form  8-K  since March 31, 2001:

        None

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        NEW PARADIGM STRATEGIC COMMUNICATIONS
                                        (Registrant)



Date:  August 21, 2001                       /s/ Mark  Blundell
                                             ---------------------------
                                             Mark  Blundell
                                             President & Chief Executive Officer